Form 10KSB
period 1996-05-31
ENTERACTIVE INC /DE/
filed 1996-09-13
CIK 929648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                              Commission
                                                      File Number:
 MAY 31, 1996                                           1-13360

                                ENTERACTIVE, INC.
           (Name of Small Business Issuer as Specified in its Charter)

                 DELAWARE                            22-3272662
       (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)               Identification No.)

    110 WEST 40TH STREET, SUITE 2100
             NEW YORK, NY                              10018
(Address of principal executive offices)            (Zip Code)

            (212) 221-6559
  (Issuer's telephone number, including area code)

Securities Registered pursuant to       Warrants to purchase common Stock,
Section 12(b)of the Exchange Act:       par value $.01 per share
                                        Common Stock, par value $.01 per share
Securities Registered pursuant to
Section 12(g)of the Exchange Act:

                                      None

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes /X/ No / /

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

Revenues for the Fiscal year ended May 31, 1996 were $853,200

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on September 11, 1996, was approximately $14,798,924. As of September 11, 1996, the Registrant had outstanding 7,656,435 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement (pursuant to Regulation 14A) concerning the Annual Meeting of Shareholders is incorporated by reference to
Part III of this Form 10-KSB. Although such Proxy Statement is not available, it will be filed with the Commission by September 30, 1996.

                                ENTERACTIVE, INC.

                         1996 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                                                           PAGE
                                                                           ----
Item 1.    Description of Business                                          3
Item 2.    Description of Property                                          13
Item 3.    Legal Proceedings                                                13
Item 4.    Submission of Matters to a Vote of Security Holders              13

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
                  Stockholder Matters                                       15
Item 6.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       16
Item 7.    Consolidated Financial Statements                                21
Item 8.    Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                    21

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                  Compliance  With Section 16(a) of the Exchange Act        22
Item 10.   Executive Compensation                                           22
Item 11.   Security Ownership of Certain Beneficial Owners and
                  Management                                                22
Item 12.   Certain Relationships and Related Transactions                   22
Item 13.   Exhibits, Lists and Reports on Form 8-K                          22

SIGNATURES                                                                  40

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

            Enteractive, Inc. (the "Company" or "Enteractive") designs, develops, publishes and markets interactive multimedia titles to the home and school markets. Prior to fiscal 1995, the Company's focus was on the development of titles on a work-for-hire basis. Toward the end of fiscal 1994, the Company shifted its focus to being a developer and publisher of titles in which the Company maintains significant ownership interests and distribution rights. Since adopting this strategy, the Company has published five titles: Cities Under the
Sea: Coral Reefs developed in collaboration with Jean-Michel Cousteau, a noted sea explorer and the son of Jacques Cousteau; The Alchemist, a fortune-telling game, the first in the Mystic Messenger series; The Enchanted Tarot , which provides insight into the user's future based on Tarot readings, the second in the Mystic Messenger Series; Ask Isaac Asimov . . . About Space, based on the respected series of children's science books written by scientist and author Isaac Asimov, and PIGS, an original interactive story for children. The Company has its own marketing capability and a presence on the Internet to market its titles.

In order to expand its library of titles and broaden its product line, on February 29, 1996 the Company acquired Lyriq International, Inc. (Lyriq), a developer and publisher of interactive multimedia products for the education, games and recreation markets. Lyriq has developed and published, among other things, the Picture Perfect Golf series of interactive multimedia titles and several Crosswords puzzle titles. It is the Company's belief that Lyriq has provided the Company with rights to valuable multimedia titles, access to significant creative and technical talent and expanded research and development capabilities. The Company also believes that the combined product lines and development and marketing expertise will facilitate greater access to sales channels and a more widely available offering of software titles for the home and educational markets.

The Company has in-house multimedia development facilities with computer graphics, animation, video and audio capabilities, including professional video production equipment, lighting and fully digital audio studios. The Company's strategy is to develop high quality interactive new media titles on all popular platforms, with a current emphasis on CD-ROM, the Internet and commercial on-line services. The Company will continue to focus on strategic acquisitions in order to increase its product offerings and market penetration. It anticipates that future product development will center on building a catalog of titles with strong entertainment value.

Company Reorganization

In July 1996 the Company announced a reorganization to focus its development on entertainment and recreational products and to lower its fixed costs. The restructuring included a 45% (16 positions) reduction of its Washington DC-based development staff and changes in senior management. John Ramo, President and chief operating officer and Jolie Barbiere, a vice president resigned as directors and officers of the Company in order to pursue other interests. The Company accrued $431,300 consisting primarily of severance, in fiscal 1996 in connection with this reorganization . The Company believes that the reorganization will enable it to focus on the entertainment and recreational market, as opposed to the educational market and expand the Company's presence on the Internet and on-line services.

Company Strategy

The Company's goal is to become a leading developer and publisher of interactive multimedia titles. The Company believes that its development and marketing strategy will enable it to achieve a broad market penetration. The Company believes that its experience in the development of interactive multimedia software gained over the past ten years, combined with the rapid evolution and high growth rate of the multimedia software industry, creates an opportunity for the Company to enhance its brand name and expand its catalog of titles and its library of digital content. In connection with the reorganization, the Company will create titles for the entertainment and recreational markets, which it believes are larger and have more mature distribution channels then the market and distribution channels for edutainment products. The Company believes that the elements required to achieve its goal are titles with significant entertainment value based on credible intellectual property, either original or licensed, as well as high quality creative talent to successfully develop titles and the capability to distribute and market those titles both in the United States and abroad to the home. The Company believes that there will continue to be consolidation opportunities among the producers and developers of interactive multimedia products. Accordingly, in addition to the Lyriq acquisition, the Company intends to accelerate its growth and increase its market penetration by acquiring other developers and publishers of interactive multimedia titles. The Company also intends to take advantage of opportunities in new interactive electronic media by participating in publishing and marketing opportunities on commercial on-line services and on the Internet. Key elements of the Company's strategy are:

~ Continue to Develop High Quality Titles. The Company intends to develop additional titles through internal development and in collaboration with recognized content providers. The Company has sought to enter into agreements which provide it with either access to marketable content or a credible name to add stature to its products. The Company believes that its relationships with Jean-Michel Cousteau, Richie Sambora and Terry Gilliam will enhance the marketability of certain of its titles. The Company intends to continue the process of entering into agreements to obtain intellectual property from entities recognized in particular areas and to collaborate with recognized artists and personalities. In addition, the Company's product development strategy may include joint ventures with strategic partners to minimize up-front development costs.

~ Expand Distribution. The Company sells its titles to distributors who resell such titles to retailers, and also sells its titles directly to retailers. The Company intends to direct significant marketing resources toward establishing greater market penetration in the mass market channel. Such efforts will include the use of in-store merchandising, in-store promotion and consumer advertising. The Company will also seek to expand its sales directly to end users through the use of the Internet and other new media. In addition, the Company intends to continue to pursue international opportunities with English language or localized versions of its titles. The Company intends to license school distribution rights of its educational titles to independent distributors who focus on this market.

~ Increase Number of Titles by Acquisition of Companies or Rights to Externally Developed Titles. The Company believes that there will be many potential product acquisition opportunities, particularly since there are many independent developers and producers of interactive multimedia who lack financing to market and/or access to retail shelf space. For example, the Company has acquired exclusive worldwide distribution rights to the Sacred Mirror of Kofun, a title developed by an independent software developer. The Company may also publish titles developed by other multimedia developers or contract with other independent software developers to create titles that the Company will publish. Currently, however, other than the Sacred Mirror of Kofun the Company has no other commitments or agreements with respect to acquisitions of specific products, publishing arrangements or the acquisition of businesses.

~ Exploit Digital Network Delivery Systems. The Company believes that the increasing ease and decreasing cost of accessing the Internet and commercial on-line services may create opportunities for on-line access to the Company's software titles in the future. The Internet and commercial on-line services could provide revenue to the Company through access to the Company's games and other titles on a pay-for-play basis, delivery of content updates, and could also support multiple player and team play opportunities. In addition, the Company believes that broadband and interactive television may emerge as a significant factor in the multimedia industry. In order to ensure that the Company will benefit from the potential future growth of these delivery systems, the Company acquires, whenever possible, all electronic rights to existing and future delivery systems such as digital video disk ("DVD") and interactive television in its licensing agreements. The Company intends to make its titles available for all delivery systems if and when justified by consumer demand.

On-Line Activities

The Company recognizes the potential of on-line activity in marketing and distribution. It also recognizes that the development of on-line access features may enhance the marketability of the Company's interactive multimedia titles. The Company has begun to market its titles on-line. Its Worldwide Web site, http://www.enteractive.com, is designed to attract and encourage Internet users to visit and allows interactive trials of the Company's titles. Several methods of purchase are being developed, both off-line (traditional toll-free calling and a printout of an automatically-generated order form that may be faxed or mailed) and, eventually, on-line ordering. On-line delivery of interactive multimedia titles may become a significant source of revenue in the future and as part of the Company's reorganization the Company will attempt to expand its presence on the Internet and commercial on-line services.

Title Development

The Company develops titles through internal and external resources. The Company
may  also  acquire  titles  through   co-publishing   arrangements   and/or  the
acquisition of other software companies and content licenses.

Internal Development

The Company has in-house multimedia development facilities to create all original material, with computer graphics, animation, video and audio capabilities, including professional video production equipment, lighting and fully digital audio studios. The Company owns a wide range of computers, software tools, video and sound equipment, computer peripherals and test equipment, all selected to enable the efficient development and production of interactive multimedia titles and services. The Company upgrades and enhances this equipment on a regular basis.

The Company believes that on-going investment in title development is required to remain competitive in the home interactive multimedia marketplace, and it has invested continuously in the necessary development tools, library and techniques that allow for technical innovation, increased efficiency and product quality in its finished titles. The titles that have been developed and published are designed either for immediate or eventual release on both Macintosh-and Windows-based CD-ROM platforms.

  The Company is currently developing its software for the CD-ROM platform, as well as the Internet and commercial on-line services. These platforms are currently the dominant platforms in the industry and the Company believes that they will remain so for the near term. If there is a shift in the industry's dominant platform away from CD-ROM, the Internet or commercial on-line services to DVD or interactive television, or if the Company perceives market demand for an alternative platform, the Company believes it will be in a position to "migrate" its existing titles to other platforms or to develop new titles for such other platform. Such migration or new development, however, is a time-consuming and costly process.

  As of July 31, 1996, the Company employed 31 full-time and part-time persons dedicated to product development, testing and technical support activities. This staff includes multimedia project management personnel with extensive creative backgrounds and expertise in product design. The staff also includes specialists in product research, graphic arts, animation, software engineering, music and video production, CD-ROM engineering, game design, programming, local area network engineering, digitized voice technology, quality assurance and technical writing.

  The Company's title development process involves multi-disciplinary product teams. Each product team has responsibility for designing, planning and creating the product. Products evolve through four phases of development: (i) market analysis and product concept, (ii) product design, storyboarding and technical analysis, (iii) product creation and (iv) end-user testing and release. Where appropriate, the Company solicits input from consumers and/or experts regarding the product's desirability and effectiveness in achieving stated objectives. The Company's testing team tests each title for technical quality, adherence to user-interface standards and operability on a wide variety of hardware configurations within the same platform. The Company's products require varying periods of development time depending upon the technical complexity of the title. The development period for titles that are designed for multiple platforms for the home markets generally ranges from 10 to 14 months. The Company expects to invest substantial resources in its product development efforts, and there can be no assurance that marketable titles will result from its efforts.

  Using its multimedia studios, the Company has developed interactive titles incorporating graphics, animation, speech, sound and music. The Company's proprietary software development library of tools and content includes animation, sophisticated imaging and networking capability. The Company believes that the use of these tools streamlines the development process, allowing members of the development team to focus their efforts on the play and simulation aspects of the product under development. To supplement its internal research and development effort, the Company also has entered into collaborative arrangements with such entities as Microsoft to create development tools and content for animation.

 External Development

  To supplement its internal development teams, the Company may continue to contract with independent software developers. The Company's strategy in hiring third-party developers is to attract the broadest base of available talent for creating new products and supplementing its production capabilities. The Company may continue to engage in consulting or development agreements with independent software developers, and manage the development process by establishing budget schedules and milestones. In addition, the Company may continue to provide its third-party developers with access to its library of tools and content as well as audio visual displays, artwork, musical work, sound recordings and other components for the developer's use in creating the product. The Company has less control over the scheduling and the quality of work of independent contractors, than it has over its own employees, and its success in its external development efforts depends in part on its continued ability to effectively manage the third-party development effort to ensure adherence to its quality standards, schedules and budgets. Compensation of outside developers includes payment of development costs and possibly royalties.

 Additional Sources of New Titles

  Publishing and Acquisitions. The Company also may extend its title offerings through relationships with outside developers from whom it may acquire the rights to finished titles or with whom it may enter into publishing agreements. The Company may enter into publishing agreements which would provide the Company with the rights to publish, market and sell a title for certain identified platforms, over a specific length of time in a specific territory, in exchange for royalties based on sales of the title. In addition, the Company may increase its product line by acquiring other developers of multimedia titles. The Company from time to time evaluates potential acquisition opportunities of related businesses. Currently, other than the "Sacred Mirror of Kofun", the Company has no commitments or agreements with respect to any acquisition of products, publishing agreements or acquisition of related businesses.

  Licenses. In the normal course of its business, the Company acquires various licenses to content created and owned by others for use in the Company's own products. The Company has sought and obtained licenses from publishers, popular authors, artists and film and television companies as part of its strategy to create titles containing high quality and recognizable content. Such licenses have been necessary to permit the Company to use various songs, characters, content and references in its products. Due to the multimedia nature of the Company's titles, licenses are required for audio, video, and written materials to supplement original content provided by the Company. For each particular title being developed, the Company seeks to obtain content licenses from various authors and other rights holders as the development of the title progresses. Licenses typically run for the life of the Company's title, cover world rights, and may provide for an up-front payment to the rights holder and/or royalties based on sales of the Company's title containing the licensed material. Licensing expenses are expected to rise significantly as the Company develops more titles, and as competition increases in interactive software publishing.

Marketing and Distribution

  The Company's sales and marketing efforts are designed to broaden product distribution, increase the number of first time and repeat purchasers, promote brand-name recognition, assist retailers and properly position, package and merchandise the Company's products. The Company utilizes various marketing techniques designed to promote brand awareness and recognition and to maximize the acquisition of shelf space in retail outlets, including in-store promotions, publicity campaigns and press tours, advertising, direct mail, trade shows and selective "bundling arrangements."

  Interactive multimedia software is sold primarily by large computer and software specialty retailers, as well as by mass merchants and warehouse club stores. All of the Company's titles are or will be sold through some or all of the following retail channels, some of which are not currently significant distributors of interactive multimedia software products: (i) computer and software retail stores; (ii) traditional and discount department and consumer electronics stores; (iii) book stores, video stores and music stores; (iv) on-line services; and (v) mail order and catalog. The Company believes that book stores, video stores and music stores may become strong sales channels in the future as the market for multimedia software broadens to a wider group of consumers. The Company may also sell certain of its titles such as the Picture Perfect Golf series in specialty retail outlets. It has already secured distribution of Cities Under the Sea in dive shops, zoos, aquariums and museum gift shops.

  The Company sells its titles both to distributors who then resell such titles to retailers and directly to retailers. The Company's titles are distributed through the interactive multimedia industry's primary wholesale distributors, including Ingram Micro, Tech Data, American Hardware and Software, Micro Central, Navarre and Baker & Taylor. These distributors typically can return the Company's product at any time for credit without an offsetting order. In order to expand sales, the Company has hired distribution and marketing personnel to enable the Company to assess the most effective means of distributing its titles and develop and manage strong relationships with distributors. The Company has also hired an independent sales representation organization, Channel Sources, to take advantage of retail channels of distribution by using its contacts and experience with major retail buyers.

  The Company may distribute its titles from time to time through OEM (Original Equipment Manufacturers) bundling arrangements. These arrangements may be made with companies who wish to bundle a particular software title with other titles, multimedia computers, CD-ROM drives, sound cards and other peripherals. Under such arrangements, the Company would receive a royalty for the incorporation of its titles into these bundles. These arrangements would generally involve a prepaid royalty, guaranteed minimum purchase or a minimum royalty to be paid to the Company over a specified term. The Company distributes the English language version of its titles in certain western European countries and intends to increase such distribution and to distribute its titles internationally through agreements providing for the production of localized versions of its titles.

  The Company's marketing strategy and activities support market recognition and sales in the distribution channels described above. The Company intends to continue its corporate and product advertising in trade and general consumer media. The Company also intends to continue its corporate and product publicity efforts, resulting in articles and title reviews in trade and general consumer media. The Company or its titles have been profiled in such magazines and newspapers as People Magazine, USA Today and The Wall Street Journal. In the past year, reviews have been an important method of establishing the Company's credibility in the retail channel and among consumers. The Company intends to continue participating in in-store promotional opportunities and programs in selected retail outlets. The Company intends to continue its direct marketing through third-party catalog resellers including Tiger Direct, PC Zone and Mac Zone, as well as enhancing its own efforts to market titles directly to its customer base, in addition to direct marketing through the use of direct mail lists. Electronic direct marketing is a strategy the Company intends to pursue via promotion and publicity on the Internet and commercial on-line services. The Company also exhibits its titles at recognized industry trade shows. Through these exhibits, the Company enhances its exposure to the retail markets and gains information about the technology, needs, and desires of the marketplace.

Manufacturing and Shipping

  The production of the Company's software includes CD-ROM pressing, assembly of purchased product components, printing of product packaging and user manuals and shipping of finished goods, which is performed by third-party vendors in accordance with the Company's specifications. Except as provided herein the Company believes that there are alternate sources for these services that could be implemented without delay and to date, the Company has not experienced any material difficulties or delays in the production of its titles, or any material returns due to title defects. Delivery times are typically six weeks, allowing the Company to maintain reasonable inventory levels.

  The Company frequently packages and sells titles in its Picture Perfect Golf series together with an infrared golf club, which is currently available from only one independent third party manufacturer. Occasionally, the Company has postponed delivery of titles in its Picture Perfect Golf series as a result of the manufacturer's inability to timely deliver the infrared golf club. While the Company is seeking to establish alternative sources which can produce the infrared golf club or acquire the rights to manufacture the infrared golf club currently utilized in the Picture Perfect Golf series, there can be no assurance that such efforts will be successful. If the Company does not receive infrared golf clubs on a timely basis, it could have a material adverse effect on the Company's results of operations.

  The Company warrants its titles to consumers for full functionality, in accordance with industry practice. The Company accepts returns of defective titles, if any, to maintain its credibility and build goodwill with customers. Although the Company provides reserves for returns that it believes are adequate, the Company could be forced to accept substantial product returns to maintain its access to distribution channels. Any significant amount of returns in excess of related reserves, will have a material adverse effect on the Company's business, operating results and financial condition.

Protection of Proprietary Rights

            The Company's future success will be heavily dependent upon its software technology and the Company will rely on a combination of contractual rights, trade secrets and copyright laws to establish or protect its technology in the countries where it will conduct business. The Company currently does not possess any patent or other registered intellectual property rights with respect to its software technology other than copyrights with respect to the overall content of its completed titles.

            The Company believes that its products and other properties do not infringe upon the proprietary rights of third parties. The Company seeks whenever possible to obtain warranties and indemnification from intellectual property licensers and third-party software developers to protect the Company from claims of infringement by third parties of their property rights. There can be no assurance that such warranties and indemnification will protect the Company from liability arising from such claims or from a resultant material adverse effect to its business.

Competition

  Competition in the recreation and entertainment market is based on brand name recognition, breadth of product line, title content, distribution strength and price.

  The consumer entertainment software and educational software industries are intensely competitive. The Company's competitors range from small companies with limited resources to large companies with greater financial, technical and marketing resources than those of the Company. The Company considers the competitors in the interactive software markets to include Broderbund Software, Inc., Knowledge Adventure, Electronic Arts., SoftKey International, Inc., Edmark Corporation and Microsoft Corporation, among others. Because the markets for interactive software titles are still emerging and the cost barriers to entry into these markets are relatively low, the Company expects the number of competitors to increase. Companies with greater financial resources than the Company may be able to make greater investments in research and development, carry larger inventories, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make higher offers or guarantees to licensors for commercially desirable characters and motion picture and television properties than the Company. In addition, the Company believes that potential new competitors, including large software companies, media companies and film studios, are increasing their focus on the interactive entertainment and educational software markets. Competition for the Company's products is influenced by the timing of competitive product releases and the similarity of such titles to those of the Company, which may result in significant price competition, reduced profit margins, loss of shelf space or a reduction in sell-through of the Company's titles at retail stores, loss of or difficulty in recruiting new key employees and/or acquiring licenses, and significant price competition, any of which would adversely affect the Company's operating results. In addition, since the Company has begun to distribute products through its own third-party distribution channels, it will be competing for the attention of and service from these third-party distributors, who usually represent one or more of the Company's competitors. The Company's competitors, who may have more, or more highly recognized, products may find it easier to receive the necessary attention and service from these third-party distributors.

  The Company will attempt to differentiate itself from its competitors by the relationships it has fostered with prominent personalities, its focus on titles providing high-quality content with entertainment features, and the skill and creativity of its management and creative personnel. There can be no assurance that the Company will be able to successfully compete in the home and entertainment software industry in the future.

Employees

  As of July 31, 1996, the Company had 37 full-time employees, 9 of whom are computer software engineers, 3 of whom are computer graphics artists, 7 of whom are production related personnel, 1 of whom is a media developer and 17 of whom perform general and administrative and marketing and sales functions. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.     PROPERTIES

The Company owns no real property. The Company conducts its operations through three facilities. The Company leases approximately 2,000 square feet of office space in New York City at a current rental of $32,000 per year plus utilities. This lease is for a 35-month term and will expire April 30, 1997. The Company also leases approximately 8,480 square feet of space in Washington, DC.. at a rental of $130,000 per year including utilities plus taxes. This lease is for a five-year term expiring on March 31, 1997. The Company has leased approximately 4,900 square feet of office space in Cheshire, Connecticut on a month-to-month basis at an annualized rate of $27,000.

ITEM 3.                 LEGAL PROCEEDINGS

            None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In March, 1996 the Company's stockholders approved by written consent a proposal to increase the authorized capital of the Company to 32,000,000 shares consisting of 30,000,000 shares of Common Stock, $.01 par value ("Common Stock") and 2,000,000 shares of Preferred Stock.

The stockholders also approved a proposal which (1) increased the number of shares of Common Stock reserved for issuance under the Company's 1994 Incentive and Non-Qualified Stock Option Plan to 1,500,000, (2) increased the number of shares of Common Stock reserved for issuance under the 1994 Stock Option Plan for Consultants to 1,000,000 and (3) increased the number of shares of Common Stock reserved for issuance under the 1995 Stock Option Plan for Directors to 150,000. Approximately 2,970,400 shares of Common Stock or 54% of the then outstanding shares voted in favor of the proposal. All the stockholders were duly notified pursuant to applicable Delaware law.

                                     PART II

ITEM 5.     MARKET FOR THE  REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER
            MATTERS

            The Common Stock of Enteractive is traded under the symbol ENTR on the NASDAQ SmallCap Market. The Company's Common Stock is also traded on the Boston Stock Exchange under the symbol "ENT". The following table sets forth the ranges of the high and low closing bid prices for the Common Stock since October 20, 1994, the effective date of the Company's initial public offering as reported on the Nasdaq SmallCap Market, the principal trading market for the Common Stock. The quotations are interdealer prices without adjustment for retail markups, markdowns, or commission and do not necessarily represent actual transactions.

                                  COMMON STOCK
YEAR ENDED MAY 31, 1995
                                  HIGH                    LOW
                                  ----                    ---
First Quarter                     N/A                     N/A
Second Quarter                    4-1/4                   3-3/4
Third Quarter                     3-3/4                   3-1/8
Fourth Quarter                    3-3/4                   3

YEAR ENDED MAY 31, 1996
                                  HIGH                    LOW
                                  ----                    ---
First Quarter                     4-3/8                   3
Second Quarter                    4-3/8                   3-3/4
Third Quarter                     4-1/2                   3-5/8
Fourth Quarter                    4-1/2                   3-5/8

            As of August 16, 1996, the Company had outstanding 7,656,435 shares of Common Stock and approximately 27 holders of record of the Common Stock.

            The Company has never paid any  dividends on its Common  Stock.  The
Company currently intends to retain all earnings, if any, to support the development and growth of the Company's business. Accordingly, the Company does not anticipate that any cash dividends will be declared on its Common Stock for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The discussion and analysis below should be read in conjunction with the Financial Statements of Enteractive and the Notes to Financial Statements included elsewhere in this Form 10-KSB.

Overview

  Enteractive was formed in December 1993 to develop, publish and market interactive multimedia software products, and consummated the merger with Sonic Images Productions, Inc. ("Sonic"), an established multimedia software developer, in May 1994. Prior to the merger, Enteractive had no operations and had only expenses related to administrative costs associated with formation, raising equity and debt financing and certain other merger activities and Sonic was engaged in the development of multimedia software products.

  Prior to fiscal 1996, the Company derived the majority of its revenues from grants or contracts to develop specific titles. In the fiscal year ended May 31, 1995, the Company undertook a transition from such externally-funded development projects to developing, either by itself or with a co-publisher, its own titles and, accordingly, will derive its future revenues principally from product sales and royalties. The Company first generated revenues from title sales in fiscal 1996. Title sales by quarter for fiscal 1996, commencing with the first quarter, were $25,500, $204,100, $95,200 and $137,100.

  As is typical in the interactive multimedia software industry, the Company depends on the introduction of new titles or sequels to existing titles to replace declining revenues from older titles. In order to generate revenues in the future, the Company believes it will be necessary to develop, or obtain rights to, new titles that are developed for the appropriate platforms, are introduced in a timely manner and are able to achieve market acceptance for a significant period of time. As a result , the Company will continue to incur additional costs in connection with developing and marketing its own titles. For the year ended May 31, 1996 approximately 70% of the Company's costs and expenses (exclusive of the $2,293,500 non-recurring expense related to the acquisition of in-process research and development incurred in connection with the Lyriq acquisition) were incurred in connection with the development and/or marketing of specific titles. The Company's costs vary significantly based on the number of titles being developed for and marketed by the Company. Accordingly, adjustments in the level of expenditures can be readily implemented.

Reorganization

On July 15, 1996 the Company announced a restructuring, comprised of a 45% reduction of its Washington DC based development staff, and changes in senior management. In connection with the downsizing, John Ramo, president and chief operating officer and Jolie Barbiere a vice president have resigned their positions as officers and members of the Company's Board of Directors.

The Company believes that the restructuring will result in lower fixed costs and increased product development flexibility while maintaining high quality standards. The management changes and the reduction in fixed costs were based upon the Company's decision to focus on recreation and entertainment products. It is the Company's intention to continue to market the Picture Perfect golf series, Richie Sambora: Interactive Guitar, Sacred Mirror of Kofun, an interactive adventure game, and to expand its presence on the Internet and the on-line services.

Quarterly results

The Company's quarterly operating results have in the past and are likely in the future to vary significantly depending on factors such as the timing of new hardware and software title introductions, the degree of market acceptance of such titles and the introduction of titles competitive with those of the Company. In addition, the home recreation and entertainment software business is highly seasonal. Typically, revenues are highest during the last calendar quarter (which includes the holiday buying season), decline in the first calendar quarter and are lowest in the second and third calendar quarters. This seasonal pattern is due primarily to the increased demand for home recreation and entertainment software titles during the year-end holiday buying season.
The Company expects its future revenues and operating results will reflect these seasonal factors.

Merger

On February 29, 1996, the Company completed the acquisition of Lyriq , whereby Lyriq was merged into a wholly-owned subsidiary of the Company. The Lyriq acquisition was accounted for under the purchase method of accounting with the Company as the acquiring entity. See footnote 1 to the accompanying consolidated financial statements.

Results of Operations

The Company recognized revenue of $461,900 from sales of its published titles through independent distributors, net of estimated returns and exchanges, for the year ended May 31, 1996. Such amounts represent sales of new titles published by the Company and the Company had no similar titles for sale in any previous period. The increases in both accounts receivable and inventory are related to the Company's publishing operations.

  Product development revenue in the year ended May 31, 1996 was $257,700 compared to $365,600 in the year ended May 31, 1995. As discussed previously, the Company changed its focus from being a developer to a publisher, and development work will most likely decline in the future unless the Company finds it necessary or appropriate to perform such work to generate operating funds.

  Royalty revenue in the year ended May 31, 1996 was $133,600 compared to $3,500 for the year ended May 31, 1995. The increase is primarily due to $100,000 of royalty revenue earned from a license from one customer in the year ended May 31, 1996. The Company will not receive additional royalties from this license since the underlying licensing agreement has been terminated.

  Cost of product sales was $500,200 in the year ended May 31, 1996. This includes $214,200 related to the amortization of the capitalized software acquired in connection with the Lyriq acquisition. There were no corresponding sales in the prior year.

  Cost of development revenue in the year ended May 31, 1996 was $225,500, or 88% of product development revenue compared to $285,600 in the year ended May 31, 1995, or 78% of product development revenue. The increase in the percentage of cost of product development revenue was the result of higher overhead costs.

  Research and development expense in the year ended May 31, 1996 was $3,295,000 compared to $2,487,600 in the year ended May 31, 1995. The increase of $807,400, or 32%, is primarily related to the change in strategy from performing externally-funded development work to publishing titles. The fiscal 1996 amounts include a greater number of internal development staff than in the same period of the prior fiscal year, and the increased use of independent developers to supplement the internal staff.

  Marketing and selling expenses were $2,250,400 and $521,500, for the years ended May 31, 1996 and May 31, 1995, respectively. The significant increase relates to the change in the Company's strategy to market and sell its own titles.

  General and administrative expense increased by $465,600 or 45%, to $1,509,800 for the year ended May 31, 1996, from $1,044,200 for the year ended May 31, 1995. This increase reflects the costs associated with additional financial management, consulting and other related costs added in the third quarter of fiscal 1995 to implement the strategy previously discussed.

  The Company recorded a non-recurring expense of $2,293,500 for the acquired in-process research and development that will be used in the development of additional titles in the future. Consistent with management's definition of internally developed software and its belief that such technologies have no alternative future use, the $2,293,500 charge equaled the estimated current fair value of the future related cash flows (discounted at a risk-adjusted rate of 30%) to be derived from specifically identified technologies for which technological feasibility had not yet been established.

  Interest expense decreased to $98,500 from $252,900 for the years ended May 31, 1996 and May 31, 1995, respectively. The majority of the interest expense incurred in the year ended May 31, 1995 was due to interest and other borrowing costs incurred on the Company's convertible notes payable issued in May 1994 and repaid in October 1994. In addition, the Company incurred one-time charges for the write-off of debt acquisition costs and the discount on the Convertible Notes issued in January 1996 totaling $780,000. (See note 7 to the accompanying consolidated financial statements).

  Interest income decreased to $126,300 for the year ended May 31, 1996, from $214,300 for the year ended May 31, 1995, due to interest earned on the lower remaining cash proceeds from the Company's initial public offering, which was consummated in October 1994..

  No income tax provisions are necessary as the Company is in a net tax loss carryforward position.

  The Company does not believe it will generate taxable income during the period ending May 31, 1997. Beyond such time, using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income. Accordingly, the Company has established a valuation allowance against its deferred tax asset.

  The Company reported a net loss of $10,404,700, or a per-share loss of $2.07, for the year ended May 31, 1996. This compares to a net loss of $3,997,400, or a per share loss of $0.93 for the year ended May 31, 1995. The increase in net loss of $6,407,300 from 1995 to 1996 is principally a result of: the shift of the Company's strategy from performing externally-funded development work to publishing its own titles, the one time charge to operations of $2,293,500 for the acquired in-process research and development as part of the Lyriq acquisition; the costs associated with a bridge financing consummated in January 1996 and the accrued expenses associated with the Company's recent restructuring.

Liquidity and Capital Resources

  Enteractive was formed in December 1993 and raised $1,531,100 from the sale of 600,000 shares of Common Stock in a January 1994 private placement. Subsequent to January 1994 , the Company's principal sources of capital have been as follows:

            (i) In May 1994 the Company raised $2 million from the sale of notes and warrants. Such notes were repaid with the proceeds of the Company's initial public offering. In October 1994, the Company sold 2,300,000 units in the initial public offering, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock. The net proceeds from the initial public offering were $7,579,900 .

            (ii) In a bridge financing consummated in January 1996, the Company received approximately $2,460,000 in net proceeds from the sale of convertible notes and warrants. Simultaneously with the closing on May 21, 1996 of the pubic offering described below convertible notes with an aggregate principal of $2,250,000 were converted into 740,734 shares, while $450,000 of convertible notes were repaid.

            (iii) On May 21, 1996, the Company consummated a public offering by issuing 2,415,000 shares of Common Stock to the public. The net proceeds from this offering were $6,791,600.

  In May 1996 the Company consummated an agreement with certain of its officers pursuant to which the Company repurchased 1,000,000 shares of Common Stock at $1.00 per share. One third of the purchase price was paid on May 21, 1996, $498,900 will be paid on May 21, 1997 and $167,800 will be paid on May 21, 1998. Interest will accrue on the unpaid balances at the prime rate and is payable quarterly.

  (ii) In a bridge financing consummated in January 1996 the Company received approximately $2,460,000 in net proceeds from the sale of convertible notes and warrants. Simultaneously with the closing of the secondary pubic offering on May 21, 1996 convertible notes with an aggregate principal of $2,250,000 were converted into 740,734 common shares, while $450,000 of convertible notes were repaid.

  (iii) On May 21, 1996, the Company consummated another public offering by issuing 2,415,000 shares of common stock to the public. The net proceeds from this offering were $6,791,600.

  At May 31, 1996, the Company had cash and equivalents of $6,005,400. The increase of $3,073,000 in cash and equivalents from May 31, 1995 is primarily a result of the net proceeds from the May 1996 public offering of $6,791,600 and net proceeds of $2,460,000 from the 1996 sale of Convertible notes and warrants offset by the $6,437,600 used to fund operating activities and repayment of the Convertible Notes and cash paid to reacquire shares from certain officers, totaling $783,300.

  Capital expenditures were $65,600 for fiscal 1996 as compared to $223,200 for fiscal 1995. The Company expects capital expenditures in the fiscal year ending May 31, 1997 to be consistent with the average of both fiscal 1996 and 1995 and may increase depending on product development needs and changes in technology.

  The Company believes that its existing cash and equivalents, investments and anticipated revenues will be sufficient to meet its liquidity and cash requirements for at least the next 12 months. However, these funds may not be sufficient to meet the Company's longer term cash requirements for operations. Since the Company's costs vary significantly based on the number of titles being developed and marketed by the Company, adjustments in the level of expenditures can be readily implemented. Based on management's assessment of the future marketability of its titles, the Company may significantly alter the level of expenses both within the next 12 months and thereafter. If necessary, the Company may return to performing product development for third party companies in order to maintain its infrastructure while continuing with several of its own titles.

Forward looking Statements

 This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Inflation

The past and expected future impact of inflation on the financial statements is not significant.

ITEM 7.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The response to this item is submitted as a separate section of this Form 10-KSB. See Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               NONE

                                    PART III

ITEMS 9, 10, 11, AND 12. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by these Items is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A, which information is herein incorporated by reference as if set out in full.


ITEM 13.       EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) 1.           FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report:

                                                                            PAGE
                                                                            ----
      Report of Independent Auditors                                         24

      Consolidated Balance Sheets as of May 31, 1996 and 1995                25
      Consolidated Statements of Operations for the years ended
           May 31, 1996 and 1995                                             26
      Consolidated Statements of Stockholders' Equity for the years ended
           May 31, 1996 and 1995                                             27
      Consolidated Statements of Cash Flows for the years ended
           May 31, 1996 and 1995                                             28
      Notes to Financial Statements                                          29

(a) 2.         FINANCIAL STATEMENT SCHEDULES

None required.

a) 3.          EXHIBITS -

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBIT
- ------              ----------------------

**2.1 Merger Agreement dated as of April 11, 1994 by and among the Company and Sonic Images Productions, Inc.

 *2.2               Agreement  and Plan of Merger dated as of February 29, 1996,
                    by  and  among  the  Company,   Lyriq  International  Corp.,
                    Enteractive Acquisition Corp., Randal Hujar and Gary Skiba.

**3.1               Certificate of Incorporation of the Company, as amended.

 *3.2               Amendment to Certificate of Incorporation.

**3.3               By-laws of the Company, as amended.

**10.1 Employment Agreement dated as January 3, 1994, by and between the Company and Andrew Gyenes.

**10.3 Registration Rights Agreement dated May 10, 1994 by and among the Company and John Ramo, Jolie Barbiere, Zenon Slawinski, Ernest B. Kelly, III and Michael Alford.

**10.4 Form of Indemnification Agreement between each of the Officers and Directors of the Company and the Company.

**10.6 Agreement of Lease dated February 17, 1994, by and between the Company and 110 W. 40 Joint Venture.

**10.7 Agreement of Lease dated March 30, 1992, and March 1, 1993, by and between the Company and William K. Montouri/ZAR Limited.

**10.8              1994 Incentive and Non-Qualified Stock Plan Option.

**10.9              1994 Consultant Stock Option Plan.

 *10.12 Repurchase Agreement dated December 28, 1995, by and among the Company and John Ramo, Jolie, Barbiere, Zenon Slawinski and Michael Alford.

 *10.13 Form of Unsecured Convertible Promissory Note issued in connection with January 1996 Private Placement.

***10.14            1995 Stock Option Plan for Outside Directors.

  *10.16 Registration Rights Agreement dated February 29, 1996, between the Company and Randal Hujar.

  *10.17 Employment Agreement dated as of February 29, 1996 between the Company and Randal Hujar.

  *10.18 Employment Agreement dated as of February 29, 1996 between the Company and Gary Skiba.

****10.19           Release  and  Termination   Agreement  by  and  between  the
                    Company and John Ramo.

****23.1            Consent of KPMG Peat Marwick LLP.

- ---------------------

* Incorporated herein by reference to such Exhibit to the Registration Statement on Form SB-2 of the Registrant (Registration No. 333-2244).

** Incorporated herein by reference to such Exhibit to the Registration Statement on Form SB-2 of the Registrant (Registration No. 33-83694) filed on September 6, 1994.

*** Incorporated herein by reference to such Exhibit to the Company's Annual Report on Form 10-KSB (Commission File NO. 1-13360).

****      Filed herewith.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Enteractive, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheets of Enteractive, Inc. and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enteractive, Inc. and subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          /S/ KPMG PEAT MARWICK LLP
                                          -------------------------
                                          KPMG PEAT MARWICK LLP

New York, New York
August 22, 1996

CONSOLIDATED BALANCE SHEETS                                                    ENTERACTIVE, INC. AND SUBSIDIARIES
                                                                                                  May 31
                                                                            ----------------------------------------------------
                                                                                    1996                               1995
                                                                            ----------------------------------------------------
ASSETS
Current Assets
      Cash and equivalents                                                  $     6,005,400                   $       2,932,400
      Investments                                                                         -                           1,116,100
      Accounts receivable, less
            allowance for doubtful accounts
            of $138,000 at May 31, 1996                                             147,400                             126,700
      Income taxes receivable                                                        16,400                              30,100
      Inventories                                                                   439,500                              44,000
      Prepaid expenses and other                                                     10,200                              45,900
                                                                            ---------------                   -----------------
         Total current assets                                                     6,618,900                           4,295,200

Capitalized Software                                                              1,070,600                                   -
Property and equipment, net                                                         231,300                             319,300
Other                                                                                24,200                              15,700
                                                                            ---------------                   -----------------

                                                                            $     7,945,000                   $       4,630,200
                                                                            ===============                   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                                      $     1,404,300                  $          439,100
      Accrued expenses                                                              895,300                             307,600
      Current maturities of long-term debt                                          498,900                              15,200
      Current maturities of obligations under capital leases                              -                               4,300
                                                                            ---------------                   -----------------
         Total current liabilities                                                2,798,500                             766,200

Long-term debt, excluding current maturities                                        167,800                                   -
                                                                            ---------------                   -----------------
          Total liabilities                                                       2,966,300                             766,200

Commitments and contingencies

Stockholders' Equity
    Preferred Stock $.01 par value,
    2,000,000 shares authorized and none issued                                           -                                   -

    Common Stock $.01 par value, 30,000,000 shares
    authorized; 7,656,435 and 4,775,489 shares issued
    and outstanding for 1996 and 1995, respectively                                  76,600                              47,800

    Additional paid-in capital                                                   19,620,900                           8,130,300

    Accumulated deficit                                                         (14,718,800)                         (4,314,100)
                                                                            ---------------                   -----------------
          Total stockholders' equity                                              4,978,700                           3,864,000

                                                                            $     7,945,000                   $       4,630,200
                                                                            ===============                   =================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS                                                     ENTERACTIVE, INC. AND SUBSIDIARIES
                                                                                                  Year Ended May 31
                                                                             --------------------------------------------------
                                                                                     1996                              1995
                                                                             --------------------------------------------------
Net product sales                                                                    461,900                                 -
Product development revenue                                                          257,700                           365,600
Royalty revenue                                                                      133,600                             3,500
                                                                             ---------------               -------------------
       Total revenues                                                                853,200                           369,100

Cost of product sales                                                                286,000                                 -
Amortization of capitalized software                                                 214,200                                 -
Cost of development revenue                                                          225,500                           285,600
Research and development expenses                                                  3,295,000                         2,487,600
Marketing and selling expenses                                                     2,250,400                           521,500
General and administrative expenses                                                1,509,800                         1,044,200
Acquired in-process research and development                                       2,293,500                                 -
Reorganization expenses                                                              431,300                                 -


                                                                             ---------------              --------------------
       Total costs and expenses                                                   10,505,700                         4,338,900
                                                                             ---------------              -------------------

Operating loss                                                                    (9,652,500)                       (3,969,800)

Other income (expense):
      Interest expense                                                               (98,500)                         (102,900)
      Interest income                                                                126,300                           214,300
      Amortization of debt discount and debt acquisition
      costs                                                                         (780,000)                         (150,000)
     Other                                                                                 -                            11,000
                                                                             ---------------              --------------------

            Loss before income taxes                                             (10,404,700)                       (3,997,400)
Income tax benefit                                                                         -                                 -
                                                                             ---------------              --------------------

            Net loss                                                         $   (10,404,700)                       (3,997,400)
                                                                             ---------------              -------------------


            Loss per common and
               common equivalent share                                       $         (2.07)              $             (0.93)
                                                                             ===============               ===================

            Weighted average shares of common
                stock and common stock equivalents                                 5,022,573                         4,275,908
                                                                             ===============               ===================

See notes to consolidated financial statements.


   CONSOIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                           ENTERACTIVE, INC. AND SUBSIDIARIES

                                                                             YEARS ENDED MAY 31, 1996 AND 1995

                                                                 PREFERRED STOCK                   COMMON STOCK
                                                          ------------------------------  --------------------------------
                                                             SHARES        AMOUNT             SHARES           AMOUNT
                                                          ----------------------------------------------------------------
Balance May 31, 1994                                           -       $    -            3,075,489        $       30,800

   Repurchase and retirement of
      common stock                                             -            -             (600,000)               (6,000)
   Sale of common stock, net                                   -            -            2,300,000                23,000

  Net loss                                                     -            -                    -                     -

                                                             ---       ------           ----------        --------------
Balance May 31, 1995                                           -            -            4,775,489                47,800

   Issuance of common stock warrants                           -            -                    -                     -

   Stock options  - consulting expense

   Issuance of common stock to purchase
     Lyriq                                                     -            -              725,212                 7,200

   Repurchase and retirement of
      common stock                                             -            -           (1,000,000)              (10,000)

   Conversion of convertible promissory notes                  -            -              740,734                 7,400

   Sale of common stock, net                                   -            -            2,415,000                24,200

  Net loss                                                     -            -                    -                     -

                                                             ---       ------           -----------       --------------
Balance May 31, 1996                                           -       $    -            7,656,435        $       76,600
                                                             ===       ======           ===========       ==============


                                                                  ADDITIONAL
                                                                    PAID-IN              ACCUMULATED
                                                                    CAPITAL                DEFICIT              TOTAL
                                                             ---------------------------------------------------------------
Balance May 31, 1994                                         $     1,567,400        $       (316,700)        $    1,281,500

   Repurchase and retirement of
      common stock                                                  (994,000)                      -             (1,000,000)
   Sale of common stock, net                                       7,556,900                       -              7,579,900

  Net loss                                                                 -              (3,997,400)            (3,997,400)

                                                             ---------------        -----------------        ---------------
Balance May 31, 1995                                               8,130,300              (4,314,100)             3,864,000

   Issuance of common stock warrants                                 540,000                       -                540,000

   Stock options  - consulting expense                                37,000                                         37,000

   Issuance of common stock to purchase
     Lyriq                                                         2,893,600                       -              2,900,800

   Repurchase and retirement of
      common stock                                                  (990,000)                      -             (1,000,000)

   Conversion of convertible promissory notes                      2,242,600                       -              2,250,000

   Sale of common stock, net                                       6,767,400                       -              6,791,600

  Net loss                                                                 -             (10,404,700)           (10,404,700)

                                                             ---------------        -----------------        ---------------
Balance May 31, 1996                                          $   19,620,900         $   (14,718,800)        $    4,978,700
                                                             ===============        =================        ===============

See notes to consolidated financial statements.
                                       27


CONSOIDATED STATEMENTS OF CASH FLOWS                                                ENTERACTIVE, INC. AND SUBSIDIARIES

                                                                                                YEAR ENDED MAY 31
                                                                             -------------------------------------------------
                                                                                     1996                           1995

                                                                             -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                $ (10,404,700)                  $  (3,997,400)

      Adjustments to reconcile net loss to net
       cash used in operating activities:
        Depreciation and amortization                                             1,182,700                         314,000
        Acquired Research and Development                                         2,293,500                               -
        Stock option consulting expense                                              37,000                               -
        Gain on sale of investments                                                       -                          (8,800)
        Gain on disposal of assets                                                        -                          (1,100)
      Changes in assets and liabilities net of acquisition of Lyriq:
        Accounts receivable                                                          22,300                         (52,800)
        Income taxes receivable                                                      13,700                           9,300
        Inventories                                                                (276,000)                        (44,000)
        Prepaid expenses and other                                                   46,200                         (40,500)
        Other assets                                                                 (2,700)                          5,400
        Accounts payable                                                            765,400                         197,600
        Accrued expenses                                                           (115,000)                        185,300
                                                                              --------------                  -------------
         Net cash used in operating activities                                   (6,437,600)                     (3,433,000)
                                                                              --------------                  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of investments                                                          -                      (1,831,700)
        Proceeds from sale of investments                                         1,116,100                       1,665,700
        Cash acquired in Lyriq acquisition                                           11,300                               -
        Purchases of property and equipment                                         (65,600)                       (223,200)
                                                                              --------------                  -------------
          Net cash (used in) provided by investing activities                     1,061,800                        (389,200)
                                                                              --------------                  -------------

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from sale of common stock, net                                   6,791,600                       7,579,900
        Issuance of convertible notes payable                                     2,460,000                               -
        Repurchase and retirement of common stock                                  (333,300)                     (1,000,000)
        Repayment of short-term borrowings                                                -                         (75,000)
        Repayment of convertible notes payable                                     (450,000)                     (2,000,000)
        Principal payments under long-term debt                                     (15,200)                        (87,500)
        Principal payments under capital lease obligations                           (4,300)                         (5,800)
                                                                              --------------                  -------------
          Net cash provided by  financing activities                              8,448,800                       4,411,600
                                                                              --------------                  -------------

          NET INCREASE IN CASH AND EQUIVALENTS                                    3,073,000                         589,400

CASH AND EQUIVALENTS
        Beginning of year                                                         2,932,400                       2,343,000
                                                                              --------------                  -------------
        End of year                                                           $   6,005,400                   $   2,932,400
                                                                              --------------                  -------------


See notes to consolidated financial statements.

                                ENTERACTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1996


(1)     BUSINESS

        Enteractive,   Inc.  (the  "Company")  designs,  publishes  and  markets
        interactive multimedia titles to the home and school markets

        On  February  29,  1996,  the  Company   acquired  Lyriq   International
        Corporation ("Lyriq"), a developer and publisher of interactive multimedia software, whereby Lyriq was merged into a wholly-owned subsidiary of the Company. The merger was accounted for under the purchase method of accounting and, accordingly, the net assets and operations of Lyriq are included in the Company's consolidated financial statements commencing February 29, 1996.

        The purchase price was determined as follows:

        725,212  shares of  Enteractive  common  stock at fair
        value ($4.00 per share)                                      $2,900,800
        Excess of fair  value of  liabilities  assumed  over
        assets   acquired   of   Lyriq                                  625,400
        Acquisition costs                                                52,100
                                                                      ---------
           Total                                                     $3,578,300
                                                                     ==========

        In connection with the acquisition, the Company recorded a $2,293,500 expense for purchased research and development and $1,284,800 of capitalized software which is being amortized on a straight-line basis over three years. The charge for purchased research and development equaled the estimated current fair value of the future related cash flows to be derived from specifically identified technologies (discounted at a risk-adjusted rate of 30%) for which technological feasibility had not yet been established pursuant to SFAS No. 86 (consistent with management's definition of internally developed software). In addition, such technologies have no alternative future use.

                                ENTERACTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     BUSINESS (CONTINUED)

        The following unaudited pro forma consolidated results of operations reflects the results of the Company's operations for the years ended May 31, 1996 and 1995 as if the merger with Lyriq had occurred at the beginning of each period and reflect the historical results of operations of the purchased business adjusted for increased amortization expense and increased common shares outstanding from the acquisition.

                                                   Year Ended
                                       ----------------------------------
                                           May 31               May 31
                                            1996                 1995
                                       ----------------   ---------------
        Total revenues.......          $ 1,715,600        $ 1,613,600
        Net loss.............          $(8,708,100)       $(4,656,900)
        Net loss per share...          $     (1.57)       $     (0.93)

        The pro forma information does not necessarily indicate what would have occurred had the acquisition been consummated at the beginning of the respective periods, or of the results that may occur in the future.

(2)     PUBLIC OFFERINGS OF COMMON STOCK

        On October 20, 1994, 2,300,000 units of interest in the Company were sold in an initial public offering(IPO). Each unit, which was sold for $4.00, consisted of one share of the Company's common stock and one common stock purchase warrant, which entitles the warrant holder to purchase one share of the Company's common stock for $4.00 through October 20, 1997. Proceeds of approximately $7,600,000, net of related expenses of approximately $1.6 million, were received in exchange for the units issued. In connection with this sale of units, the Company sold to the underwriter, for an aggregate of $50, the right to purchase 200,000 units with identical terms to those sold in the initial public offering, except that the exercise price of the warrants is $5.20. Such units are exercisable at $6.60 per unit through October 20, 1999, and have certain "piggy back" and demand registration rights.

        In May, 1996, the Company sold 2,415,000 shares of the Company's common stock to the public at a price of $3.375 per share. Proceeds were approximately $6,791,600, net of related expenses of approximately $1,359,000. In connection with this sale the Company sold to the underwriter, for an aggregate of $100, the right to purchase 210,000 shares of common stock at a price of $3.71 per share through May 21, 2001. In connection with this right the underwriter also received certain "piggyback" and demand registration rights.

                                ENTERACTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            (A)      CONSOLIDATION POLICY
                     The consolidated financial statements include the accounts of Enteractive, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

            (B)      CASH AND EQUIVALENTS
                     All highly liquid debt instruments with maturities of three months or less at the time of purchase are considered to be cash equivalents. At May 31, 1996 cash in banks was $351,200. Cash equivalents of $5,654,200 and $2,932,400 at
                     May 31, 1996 and 1995, respectively, consist of cash held in interest-bearing money market accounts.

            (C)      INVESTMENTS
                     At May 31, 1995 investments consist of certificates of deposit, which are carried at cost, which approximates market.

            (D)      REVENUE RECOGNITION
                     Revenue from product sales is recognized upon shipment, provided no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Revenue under fixed price product development contracts is recognized using the percentage of completion method based on progress to date, which is measured by comparing costs to date to total estimated costs. Royalty revenue is recognized when earned.

                     The Company's agreements with certain product distributors and retailers permit them to exchange or return products for which the Company provides an allowance reflected as a reduction of accounts receivable in the accompanying balance sheets.

            (E)      INVENTORIES
                     Inventories of multimedia software and related components are recorded at the lower of cost (on a first-in, first-out basis) or market.

            (F)      PROPERTY AND EQUIPMENT
                     Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method, except for leasehold improvements which are amortized over the lesser of the lease term or the life of the related asset.

                                ENTERACTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            (G)      INCOME TAXES
                     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

            (H)      SOFTWARE DEVELOPMENT COSTS
                     Capitalization of costs associated with internally developed software begins upon the determination by the Company of a product's technological feasibility, as evidenced by a working model. Capitalized software development costs are amortized over related sales on a per-unit basis based on estimated total sales, with a minimum amortization based on a straight-line method over three years. Capitalized software at May 31, 1996 resulted from the Lyriq acquisition and is net of accumulated amortization of $214,200.

                     In March 1995,  the Financial  Accounting  Standards  Board
                     issued Statement of Financial Accounting Standards No 121 ("SFAS No 121") that establishes accounting standards for the impairment of long lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. In conformity with SFAS No. 121, it is the Company's policy to evaluate and recognize an impairment of capitalized software and other long lived assets if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

            (I)      EARNINGS PER SHARE
                     Pursuant to SEC Staff Accounting Bulletin Topic 4:D, stock issued and stock options and warrants granted during the twelve month period preceding the date of the Company's initial public offering (the "IPO") have been included in the calculation of weighted average shares of common stock outstanding. Weighted average shares of common stock and common equivalents outstanding of 4,275,908 for the year ended May 31, 1995 includes 243,980 incremental shares assumed to be outstanding related to common stock options and warrants granted within twelve months prior to the IPO.

                                ENTERACTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            (I)      EARNINGS PER SHARE (CONTINUED)
                     Net loss per share for fiscal 1996 is based on the weighted average number of shares of common stock outstanding, excluding common stock equivalents (stock options and warrants) since they are antidilutive.

            (J)      FAIR VALUE OF FINANCIAL INSTRUMENTS
                     Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. At May 31, 1996 and 1995, the fair value of the Company's cash and equivalents, accounts receivable, accounts payable and accrued expenses approximate book value due to the short maturity of those instruments. The book value of the Company's long-term debt approximates fair value since the interest rate is prime based and accordingly is adjusted for market rate fluctuations.

            (K)      USE OF ESTIMATES
                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable, reserves for returns and exchanges and charges for purchased research and development. Actual results could differ from those estimates.

(4)         PROPERTY AND EQUIPMENT
            Property and equipment, at May 31, 1996 and 1995, consists of the following:

                                                          1996           1995
                                                          ----           ----

            Computer and production equipment          $  873,200   $  791,100
            Furniture and other equipment                  54,100       54,100
            Leasehold improvements                        200,300      200,300
                                                       ----------   ----------

                                                        1,127,600    1,045,500

              Accumulated depreciation and amortization  (896,300)   ( 726,200)
                                                       -----------  -----------

              Property and equipment, net              $  231,300   $  319,300
                                                       ==========   ==========

                                ENTERACTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)   ACCRUED EXPENSES
      At May 31, 1996 and 1995, accrued expenses totaled $895,300 and $307,600, respectively. The 1996 and 1995 amounts included $66,400 and $163,100 of accrued compensation, respectively. The 1996 balance also includes $363,500 of accrued severance costs relating to fiscal 1996 services that were paid during July and August, 1996

(6)   LONG-TERM DEBT
      Long-term debt at May 31, 1996 and 1995, consists of the following:

                                                               1996       1995
                                                               ----       ----

      Notes payable in  connection  with the  repurchase  of
       1,000,000 shares of common  stock,  which  accrues
       interest at prime (8.25% at May 31, 1996).            $666,700   $     -

      Notes payable with interest at prime plus 2%                  -    15,200
                                                             --------   -------
                              Total long-term debt            666,700    15,200

        Less current maturities                               498,900    15,200
                                                             --------   -------

             Long-term debt, excluding current maturities    $167,800   $     -
                                                             ========   =======

      Interest costs of approximately $98,500 and $102,900 (principally relating to bridge loans repaid in May 1996 and October 1994, respectively) were paid in fiscal 1996 and 1995, respectively.

(7)   CONVERTIBLE PROMISSORY NOTES

      In January, 1996, the Company consummated a $2,700,000 financing of 54 units, each consisting of a $50,000 unsecured convertible promissory note with interest at 10% and 10,000 warrants. Each warrant enables the holder to purchase one share of common stock at $4.00 per share. Debt acquisition costs totaled $240,000 and net proceeds to the Company were $2,460,000.

      The fair market value of the warrants was $540,000 at the time of issuance. Such amount was reflected as an increase in additional paid in capital and as a discount on the convertible promissory notes to be amortized over the term of the notes.

      Investors holding an aggregate of $2,250,000 of convertible promissory notes elected to convert their convertible promissory notes into 740,734 shares of the Company's common stock and 1,481,468 warrants at the closing of the May, 1996 public offering (Note 2). The remaining $450,000 of convertible promissory notes were repaid at that time and the remaining unamortized debt discount was expensed.

                                ENTERACTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)   STOCK OPTIONS AND WARRANTS

      During fiscal 1996 the Company increased the number of shares authorized for issuance under its stock option plans as follows:

      PLAN                                             FROM          TO
      ----                                             ----          --
      1994 Incentive and Non-qualified Stock
      Option Plan                                      750,000       1,500,000

      1994 Stock option plan for consultants           350,000       1,000,000

      1995 Stock option Plan for Outside
      Directors                                         75,000         150,000

      At May 31, 1996, 547,770 options have been granted under the 1994 Incentive and Non-Qualified Stock Option plan for employees, of which 505,217 represent non-qualified stock options and 42,553 represent incentive stock options. Additionally, the Company periodically grants stock options outside the 1994 Plan to other parties. All stock options, which have been granted by the Company, with the exception of those options granted to persons holding more than ten percent of the voting common stock in the Company on the date of grant, expire ten years after grant and are issued at exercise prices which are not less than the fair value of the stock on the date of grant. Options granted to persons holding more than ten percent of the voting common stock of the Company on the date of grant expire five years after grant and are issued at exercise prices which are not less than 110 percent of the fair value of the stock on the date of grant. Stock options generally vest one-third in each of the first three years after the date of grant. Payment for the exercise price of an option may be made with previously acquired common stock of the Company with certain limitations.

      In November 1994, a total of 250,000 options were granted to two consultants (one of which was a former director of the Company) under the 1994 Stock option plan for consultants for advisory services. The options are exercisable for 10 years from date of grant at an exercise price of $3.75. The expense related to the services is being recognized over the period the services are provided.

      Under the 1995 Stock Option Plan for Outside Directors, each person who is an outside director on January 1 of each calendar year, commencing January 1, 1995, shall be granted 5,000 options to purchase shares of common stock of the Company.

                                ENTERACTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)   STOCK OPTIONS AND WARRANTS (CONTINUED)

      A summary of all stock option transactions of the Company is as follows:

                                         NUMBER OF
                                         OPTIONS           PRICE PER SHARE
                                         -------           ---------------


      Outstanding May 31, 1994           531,510           $   1.71 - 3.00

      Granted                            470,260           $   1.71 - 4.00
      Exercised                                -                         -
      Canceled                                 -                         -
                                        --------           ---------------

      Outstanding May 31, 1995          1,001,770          $   1.71 - 4.00

      Granted                             190,000              3.00 - 3.25
      Exercised                                 -                        -
      Canceled                            (82,000)             3.00 - 4.00


      Outstanding at May 31, 1996       1,109,770          $   1.71 - 3.75
                                        =========          ===============
      Exercisable at May 31, 1996         872,895
                                        =========


      In June, 1996, the Company registered with the SEC 5,461,468 common stock warrants. A portion were issued in May 1994 (800,000), January, 1996 (540,000) and May 1996 (1,481,468) in connection with the issuance of convertible notes payable, which were repaid and 2,300,000 were issued in the Company's IPO. All such warrants entitle the holder to purchase one share of common stock for $4.00 until October 20, 1997. The remaining 340,000 warrants registered were issued at $2.35 per share. These warrants are currently exercisable and expire in January 1999.

      In October of 1995 the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in fiscal 1997. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose commencing in fiscal 1997, the proforma net income and earnings per share as if such method had been used to account for stock-based compensation costs as described in the Statement.

                                ENTERACTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)   PREFERRED STOCK

      On August 12, 1994, the Company's Board of Directors authorized the Company to issue up to 2,000,000 shares of preferred stock, with a par value of $.01, none of which has been issued.

(10)  INCOME TAXES
      The actual income tax benefit differs from the "expected" income tax benefit, computed by applying the U.S. Federal corporate tax rate of 34 percent to loss before income taxes, as follows:

                                                      1996            1995
                                                      ----            ----

      Computed "expected" tax benefit             $(3,537,600)    (1,359,100)
      Increase (reduction) in income taxes
      resulting from:
      State income taxes, net of Federal benefit           -       (185,700)

      Non-deductible expenses                        861,500              -

      Increase in valuation allowance, primarily
      due to Federal net operating loss
      carryforwards                                2,676,100       1,537,800
             Other                                         -           7,000
                                                  ----------      ----------
                                                  $        -               -
                                                  ==========      ==========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 1996 and 1995, are as follows:

                                                      1996            1995
                                                      ----            ----
             Deferred tax assets:
               Net operating loss carry forwards  $ 3,978,000     $1,582,600
               Allowance for doubtful accounts
                receivable and returns                46,900
               Accrued expenses                       49,600          64,000
               Valuation allowance                (4,071,000)     (1,643,100)
                                                 ------------     -----------
                    Net deferred tax asset             3,500           3,500
                                                 ------------     -----------

             Deferred tax liability - property
               and equipment, principally
               due to differences in
               depreciation methods                    3,500           3,500
                                                 -----------      ----------

                 Net deferred tax asset/
                    liability                    $        -     $          -
                                                 ===========    =============

                                ENTERACTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)  INCOME TAXES (CONTINUED)

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company believes that it is more likely than not that it will not be able to realize its deferred tax asset and has established a valuation allowance of $4,071,000 at May 31, 1996, based upon the provisions of Statement of Financial Accounting Standards No. 109, the Company's historical taxable losses and lack of offsetting objective evidence, the Company's projected taxable loss through May 31, 1997 and that the Company cannot produce reasonably reliable projections covering the remainder of the net operating loss carry forward period.

      Approximately $ 30,100 was paid in income taxes for the year ended May 31, 1994 and for which $13,700 was received as a refund in fiscal 1996. At May 31, 1996, the Company had available approximately $11,700,000 of tax loss carry forwards (NOL's) which expire in years 2009 through 2011. The utilization of such NOL's for income tax purposes is subject to annual limitations imposed by the Internal Revenue Code Section 382 due to the Company's various equity transactions.

(11)  EMPLOYEE BENEFIT PLAN
      The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code (IRC) that covers substantially all employees of the Company who elect to participate on a voluntary basis. Participants may authorize salary deferral amounts under the plan up to 15 percent of their compensation limited to a maximum amount stipulated in the IRC. The plan also provides for a discretionary Company contribution which is determined by the Board of Directors. No discretionary Company contributions were made during the years ended May 31, 1996 and 1995.

(12)  COMMITMENTS

      (A) LEASES
      The Company leases its office facilities under several non-cancelable operating leases which expire at various times through May 1997 with minimum lease payments of $182,500.

      Rent expense for operating leases for 1996 and 1995 approximated $186,500 and $129,700, respectively.

                                ENTERACTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (B)  EMPLOYMENT AGREEMENTS
      The Company has entered into employment agreements with certain key executives and employees. Minimum salary commitments under these agreements are approximately $313,000 and $192,000 for the years ending May 31, 1997 and 1998, respectively.

(16)  BUSINESS AND CREDIT CONCENTRATIONS
      In fiscal 1996 there were three customers that each comprised more than 10% of total revenue, amounting to 61% of revenue in the aggregate and there were three such customers in fiscal 1995 that comprised 96% of revenue in the aggregate. The Company is also currently dependent upon a single manufacturer of infrared golf clubs utilized in the Company's Picture Perfect Golf Series of products.

(17)  REPURCHASE AND RETIREMENT OF COMMON STOCK
      Simultaneously with the May, 1996 closing of the secondary public offering of common stock, the Company repurchased an aggregate of 1,000,000 shares of common stock at $1.00 per share from certain of its officers. Under the purchase agreement as amended in August 1996, one third of the purchase price was paid at the closing of the public offering, $498,900 will be paid in fiscal 1997 and $167,800 in fiscal 1998. The outstanding balance, which is included in debt (Note 6), will accrue interest at prime and is payable quarterly.

      On August 31, 1994, the Company repurchased and retired 600,000 shares of its outstanding common stock from a stockholder at a price of $1,000,000.

(18)  REORGANIZATION
      Subsequent to May 31, 1996 the Company reduced its Washington DC based work force by approximately 45%. This included the separation of the Company's President and a Vice-President. The total severance and other related costs of $431,300 is reflected as an accrued liability in the accompanying financial statements since such costs relate to fiscal 1996 and prior years services and a significant portion was paid by August, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERACTIVE, INC.
Date:September X, 1996                         By:/S/ ANDREW GYENES
                                                  -----------------
                                                  Andrew Gyenes
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the date indicated.

NAME                          TITLE                                DATE
- ----                          -----                                -----

/S/ANDREW GYENES       Chairman of the Board                   September  , 1996
- -----------------      and Chief Executive Officer
Andrew Gyenes


/S/ KENNETH GRUBER     Vice President, Chief Financial         September 5, 1996
- -------------------    Officer (Principal Accounting Officer)
Kenneth Gruber

/S/ MICHAEL ALFORD     Vice President Development              September 5, 1996
- ------------------     and Director
Michael Alford

/S/ RINO BERGONZI      Director                                September 5, 1996
- ------------------
Rino Bergonzi

/S/ PETER GYENES       Director                                September 5, 1996
- -----------------
Peter Gyenes

/S/ HARRISON WEAVER    Director                               September 5, 1996
- -------------------
Harrison Weaver