Form 10KSB/A
period 1996-05-31
ENTERACTIVE INC /DE/
filed 1996-09-30
CIK 929648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         Commission File Number:
     MAY 31, 1996                                        1-13360


                                Enteractive, Inc.
          ( Name of Small Business Issuer as Specified in its Charter)



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

Securities Registered pursuant to Section 12(b) of the Exchange
Act:                                              Common  Stock and  Warrants to
                                                  purchase  Common  Stock,   par
                                                  value $.01 per share

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

The aggregate market value of the voting stock held by non- affiliates of the Registrant, based upon the closing price of the Common Stock on September 11,1996, was approximately $14,798,924 As of September 11, 1996, the Registrant had outstanding 7,656,435 shares of Common Stock.

ITEM 9.          DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS



      The executive officers and directors of Enteractive, Inc. (the "Company" or "Enteractive") as of September 15, 1996 are as follows:

NAME               AGE                        POSITION

Andrew Gyenes.....  60   Chairman of the Board and Chief Executive Officer
Michael Alford....  50   Vice President, Executive Producer and Director
Rino Bergonzi.....  50   Director
Peter Gyenes......  51   Director
Harrison Weaver...  62   Director
Kenneth Gruber....  44   Vice President, Chief Financial Officer and
                         Secretary
Randal Hujar......  36   Vice President Marketing and Sales
Gary Skiba........  34   Vice President, Chief Technology Officer
Jon Singer..........33   Vice President, Director of Development

      Andrew Gyenes has been Chairman of the Board and Chief Executive Officer of the Company since May 1994. He was Chief Executive Officer, President and a director of Enteractive from January 1994 through May 1994. For more than five years before joining Enteractive, Mr. Gyenes was Vice President of Gyenes & Co., a computer software consulting company, and Marketing Manager of Ann-Mar Manufacturing, Inc. ("Ann-Mar"), a family owned textile company. Mr. Gyenes continued in such position on a part-time basis through January 1995, and since January 1995, has been a consultant to Ann-Mar (approximately 5% of his time). Mr. Gyenes can continue to serve in such capacity so long as it does not prevent him from performing his duties on behalf of the Company. Most of Mr. Gyenes' career has been in the computer industry, including positions with Warner Communications (most recently as an Assistant Vice President responsible for Worldwide Information Systems), with IBM Corporation (most recently as Eastern Regional Manager for Scientific Systems at Service Bureau Corporation, a former wholly-owned IBM subsidiary), and with Western Union (most recently as Assistant Vice President of Data Processing).

         Michael Alford has been Vice President, Executive Producer of the Company since July 1996, a director of the Company since May 1994 and served as Vice President Development of the Company from May 1994 to July 1996. From 1992 through May 1994, he was the Vice President Development and a director of Sonic. Prior to 1992, Mr. Alford was department head of Versar Incorporated, an environmental consulting firm, for more than five years.

      Rino Bergonzi has served as a director of the Company since January 1995. Since November 1993, Mr. Bergonzi has served as Vice President and Division Executive of Corporate Information Technology Services at AT&T, and has 25 years of experience in the information services field that includes working for such companies as Western Union, United Parcel Service Information Services and EDS Corp.

         Peter Gyenes has served as a director of the Company since January 1995. Mr. Gyenes has served as Executive Vice President of International Operations of VMARK Software, Inc., a client/server software and services firm since May 1996. Mr. Peter Gyenes served as President and Chief Executive Officer of Racal InterLan, Inc., a leading supplier of local area networking products, from May 1995 to May 1996. Since January 1986 he also served as a director of Axis Computer Systems, Inc. From January 1994 to April 1994 he was President of the Americas Division of Fibronic International, Inc. and from August 1990 to December 1993 Vice President and General Manager of Data General Corporation's international operations and mini-computer business unit. Mr. Peter Gyenes has also held management, marketing, sales and technical positions with Encore Computer,

Prime Computer, Xerox and IBM. Mr. Peter Gyenes is the brother of Andrew Gyenes, Chairman of the Board and Chief Executive Officer of the Company.

     Harrison Weaver has been a director of the Company since December 1993. He was a Vice President of the Company from December 1993 through May 1994. He has been a director of The Continuum Group, Inc. ("Continuum") since 1987, the Chairman of the Board and Chief Executive Officer of Continuum since December 1991 and the President of Continuum since August 1994. In September 1995 Continuum applied for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Weaver is the founder and President of Weaver Associates, a diversified printing concern located in Cranford, New Jersey, which has been business for over 25 years. He served for thirteen years as President of the New Jersey State Opera, becoming President Emeritus in 1987. Mr. Weaver has received many distinguished achievement awards, including the Governor's Award Medal for outstanding contributions to the Arts for the State of New Jersey in 1978.

     Kenneth Gruber has been Vice President, Chief Financial Officer and Secretary of the Company since November 7, 1994. Prior to joining the Company, Mr. Gruber was employed by Children's Television Workshop ("CTW") since 1984, and served as CTW's Vice President and Chief Financial Officer from 1993 to November 1994, as CTW's Vice-President of Finance and Administration (1989-1993) and as Vice-President of Finance (1988-1989).

     Randal Hujar has been a Vice President of the Company since February 29, 1996 and Vice President of Marketing and Sales since April 1996. Prior to joining the Company, Mr. Hujar was President and Chief Executive Officer of Lyriq International Corp ("Lyriq") since its founding in December 1991. From February 1991 to March 1991, Mr. Hujar was the Managing Director of the Lyriq Group, a marketing consulting firm. From January 1989 to January 1990 he was director of 1-2-3 Product Line Marketing at Lotus Development Corporation.

     Gary Skiba has been a Vice President of the Company since February 29, 1996 and Chief Technology Officer since July 16, 1996. Prior to joining the Company, Mr. Skiba was Chairman and Chief Technical Officer of Lyriq since its founding in December 1991. From 1989 to 1991, he was manager of Advanced Word Processing Products at IBM Corporation.

     Jon Singer has been Vice President, Director of Development since July, 1996. From May 1994 to June 1996 he was the Vice President of Software Development for the Company. From December 1992 to May 1994 he held a similar position with Sonic Images Productions, Inc. ("Sonic"), the Company's predecessor in interest. From December 1990 to December 1992 he was a software engineer with Sonic.

ITEM 10.    EXECUTIVE COMPENSATION

     The following table sets forth, for fiscal 1996, 1995 and 1994, all compensation awarded to, earned by or paid to Andrew Gyenes, the Chairman of the Board and Chief Executive Officer of the Company, Kenneth J. Gruber, Vice President, Chief Financial Officer and Secretary and John Ramo formerly President and Chief Operating Officer, the only executive officers of the Company whose salary and bonus exceeded $100,000 with respect to the fiscal years ended May 31, 1996 (the "Named Executive Officers.")

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG-TERM
                                                                                                 COMPENSATION
                                                ANNUAL COMPENSATION                                  AWARDS
                                                -------------------                                  ------
                                                                              OTHER ANNUAL          SECURITIES
NAME AND PRINCIPAL               FISCAL          SALARY           BONUS       COMPENSATION          UNDERLYING
POSITION                          YEAR             ($)             ($)            (1)                OPTIONS
- --------                          ----             ---             ---            ---                -------
Andrew Gyenes                     1996        $100,000                          $13,357            100,000 (2)
  Chairman of the                 1995        $100,000
  Board and Chief                 1994         $41,700                                             225,000 (3)
  Executive
  Officer
John Ramo                         1996        $105,000
   President and                  1995        $105,000
   Chief Operating                1994        $104,330
   Officer (4)
Kenneth Gruber                    1996         $80,000            $20,000       $11,787             25,000 (6)
     Vice President,              1995(5)      $11,667                                              75,000 (7)
     Chief Financial              1994
     Officer

(1) Certain of the officers of the Company routinely receive other benefits from the Company, including additional medical coverage and payments for leased cars and insurance thereon. The Company has concluded, after reasonable inquiry, that the aggregate amounts of such benefits during fiscal, 1995 and 1994, did not exceed the lesser of $50,000 and 10% of the compensation set forth above as to any named individual.

(2) Represents options to purchase 100,000 shares of the Company's Common Stock $.01 par value (the "Common Stock") granted on June 12, 1995 under the 1994 Incentive and Nonqualified Stock Option Plan (the "1994 Plan"), of which one-third became exercisable June 12, 1996. None of such options have been exercised.

(3) Represents options to purchase 125,000 shares of Common Stock granted on January 3, 1994 under the 1994 Plan, which became exercisable January 3, 1995 and 100,000 options to purchase Common Stock granted February 1, 1994 under the 1994 Plan, which became exercisable February 1, 1995. None of such options have been exercised

(4) Mr. Ramo served as President and Chief Executive Officer of the Company until his resignation from such positions on August 8, 1996. At that time the Company and Mr. Ramo agreed to the terms of a separation agreement under which, Mr. Ramo received a payment of $132,461 representing the remaining balance under his employment agreement. (See "Certain Relationships and Related Transactions".)

(5)   Mr. Gruber's employment commenced November 7, 1994.

(6) Represents options granted to purchase 25,000 shares of Common Stock on June 12, 1995 under the 1994 Plan, of which one-third became exercisable June 12, 1996. None of such options have been exercised.

(7)   Represents  options to purchase  75,000  shares of Common Stock granted on
      November  7,  1994  under  the  1994  Plan,  of  which  one-third   became
      exercisable November 7, 1995.
      None of such options have been exercised.

STOCK OPTION GRANTS

The following table provides further information with respect to the options granted in fiscal 1996 to Mr. Gyenes and Mr. Gruber under the 1994 Plan

                               STOCK OPTION TABLE

                                         % of
                                         Total                                              Potential Value At
                                         Options                                            Assumed Annual Rates
                                         Granted                                            of Stock Price
                       Number of         to                                                 Appreciation For
Name and               Securities        Employees        Exercise                          Option Term
Principal              Underlying        in Fiscal        or Base          Expiration       -------------------------
Position               Option            Year             Price            Date                   5%             10%
- ---------------------------------------------------------------------------------------------------------------------

Andrew Gyenes
Chairman of
the Board and
Chief
Executive
Officer                100,000            63%             $3.00            6/12/00          $82,884         $183,153

Kenneth Gruber
Vice
President,
Chief
Financial
Officer                 25,000           16%              $3.00            6/12/00          $ 20,721        $ 45,788

(1) The potential realizable portion of the foregoing table is determined by using the market price of the Company's Common Stock on the date of grant. The potential realizable portion of the foregoing table illustrates value that might be realized upon exercise of option immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the option, These numbers do not take into account provisions providing for termination of the option following termination of employment, nontransferability or differences in vesting periods. Regardless of the theoretical value of an option, its ultimate value will depend on the market value of the Common Stock at a future date, and that will depend on a variety of factors, including the overall condition of the stock market and the Company's results of operations and financial condition. There can be no assurance that the values reflected in this table will be achieved.

FISCAL YEAR END OPTION VALUES

      No options were exercised by the Named Executive Officers during fiscal 1996. The following table shows, for Mr. Gyenes and Mr. Gruber, the number of shares covered by both exercisable and unexercisable employee stock options as of May 31, 1996, and the values for "in-the-money" options, which represent the positive spread between the exercise price of any outstanding stock option and the price of the Common Stock as of May 31, 1996, which was $4.375.


                          FISCAL YEAR END OPTION VALUES


                                Number of Securities Underlying        Value of Unexercised in-the-Money
                                Unexercised Options at FY End(#)       Options at FY-End($)
Name                               Exercisable/Unexercisable           Exercisable/Unexercisable
- ---------------------------------------------------------------------------------------------------------

Andrew Gyenes               225,000/100,000                            $390,625/$137,500


Kenneth Gruber               25,000/ 75,000                            $ 15,625/$ 65,625

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth beneficial ownership of the Common Stock as of September 15, 1996 by (a) each stockholder known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, (b) each director and Named Executive Officer of the Company individually, and (c) all directors and executive officers as a group. Except as otherwise indicated in the footnotes below, (x) the Company believes that each of the beneficial owners of the Common Stock listed in the table, based on information furnished by such owner, has sole investment and voting power with respect to such shares, and (y) the address of the beneficial owner is the address of the principal executive offices of the Company.

                                                                                              PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP (1)                 OF CLASS
- ------------------------------------                 ------------------------                 --------
John Ramo                                              896,577(2)                             11.7%
  1237 Providence Terrace
  McLean, VA 22101

Jolie Barbiere                                         896.577(3)                             11.7%
  1237 Providence Terrace
  McLean, VA 22101

Barry Rubenstein
  68 Wheatley Road
  Brookville, NY 11545                                 965,092 (4)                            12.8%

Irwin Lieber
  767 Fifth Avenue
  New York, NY 10153                                   535,826 (5)(15)                         7.3%

21st Century Communications Foreign
  Partners, L.P.
  c/o Fiduciary Trust(Cayman)Limited
  P.O. Box 1062
  Grand Cayman, B.W.I                                  411,522 (6)                             5.6%

21st Century Communications Partners, LP
  767 Fifth Avenue-45th Floor
  New York, NY 10053
                                                       411,522 (7)                             5.6%

21st Century Communications T-E
  Partners, LP
  767 Fifth Avenue-45th Floor
  New York, NY 10053                                   411,522 (8)                             5.6%

Michael J. Marocco
  767 Fifth Avenue 45th floor
  New York, NY 10153                                   411,522 (9)(15)                         5.6%

Barry Lewis
  767 Fifth Avenue 45th floor
  New York, NY 10153                                   411,522 (10)(15)                        5.6%

John Kornreich
  767 Fifth Avenue 45th floor
  New York, NY 10153                                   411,522 (11)(15)                        5.6%

Harvey Sandler
  767 Fifth Avenue 45th floor
  New York, NY 10153                                   411,522 (12)(15)                        5.6%

Andrew Sandler
  767 Fifth Avenue 45th floor
  New York, NY 10153                                   411,522 (13)(15)                        5.6%

Barry Fingerhut
  767 Fifth Avenue
  New York, NY 10153                                   513,826 (14)(15)                        5.6%

Michael Alford                                         163,275                                 2.1%

Andrew Gyenes                                          258,333 (16)                            3.3%

Ken Gruber                                              58,333 (17)                             *

Harrison Weaver                                         30,000 (18)                             *

Rino Bergonzi                                           20,000 (19)                             *

Peter Gyenes                                            16,000 (20)                             *

All directors and executive officers as
a group                                              1,102,126 (21)                           13.8%

 * less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("Commission") and generally includes voting or investment power with respect to securities. Shares of Common Stock Isabel upon the exercise of options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants or convertible notes but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Includes 741,993 shares of Common Stock owned by John Ramo and 816,993 shares of Common Stock owned by his wife, Jolie Barbiere. Upon consummation of this Offering, the Company will repurchase 315,271 and 347,138 Contribution Shares from Mr. Ramo and Ms. Barbiere, respectively. Mr. Ramo disclaims beneficial ownership of all shares held by Ms. Barbiere.

(3) Includes 816,993 shares of Common Stock owned by Jolie Barbiere and 741,993 shares of Common Stock owned by John Ramo, husband of Jolie Barbiere. Upon consummation of this Offering, the Company will repurchase 315,271 and 347,138 Contribution Shares from Mr. Ramo and Ms. Barbiere, respectively. Ms. Barbiere disclaims beneficial ownership of all shares held by Mr. Ramo.

(4) Based on a Schedule 13D filed on July 31, 1996 by Barry Rubenstein, Woodland Venture Fund ("Woodland Fund"), Seneca Ventures ("Seneca"), Woodland Services Corp. ("Woodland Corp."), 21st Century Communications Partners, L.P. ("21st Partners"), 21st Century Communications T-E
         Partners, L.P. ("21st T-E"), 21st Century Communications Foreign Partners, L.P. ("21st Foreign"), Michael J. Marocco, Barry Lewis, John Kornreich, Harvey Sandler, Andrew Sandler, Barry Fingerhut and Irwin Lieber, Barry Rubenstein has sole power to vote and dispose of 232,500 shares of Common Stock (including shares of Common Stock underlying presently exercisable options) and also may be deemed to have shared power to vote and dispose of 732,592 shares of Common Stock calculated as follows. Mr. Rubenstein is a shareholder, officer and director of InfoMedia Associates, Ltd. ("InfoMedia") which is a general partner of 21st Partners, 21st T-E and 21st Foreign which collectively hold
         411,522 shares of Common Stock. Mr. Rubenstein is also a general partner of each of Applewood Associates, L.P. ("Applewood"), Seneca and the Woodland Fund and a trustee of The Marilyn and Barry Rubenstein Family Foundation ("Foundation") and by virtue of such positions may be deemed to have shared power to vote and to dispose of an additional 321,070 shares of Common Stock. Mr. Rubenstein disclaims beneficial ownership of the securities, except to the extent of his equity interest therein.

(5) Irwin Lieber has sole power to vote and dispose of 5,000 shares of Common Stock and 37,000 shares of Common Stock underlying Common Stock Warrants (the "Warrants"). By virtue of being a shareholder, officer and director of InfoMedia and a general partner of Applewood, Irwin Lieber may be deemed to have shared power and to dispose of 493,826 shares of Common Stock.

(6)      Includes  32,922  shares  of  Common  Stock.   21st  Foreign  disclaims
         beneficial ownership of 279,835 shares of Common Stock owned by 21st Partners and 98,765 shares of Common Stock owned by 21st T-E.

(7) Includes 279,835 shares of Common Stock. 21st Partners disclaims beneficial ownership of 98,765 shares of Common Stock owned by 21st T-E and 32,922 Shares of Common Stock owned by 21st Foreign.

(8) Includes 98,765 shares of Common Stock. 21st T-E disclaims beneficial ownership of 279,835 shares of Common Stock owned by 21st Partners and 32,922 shares of Common Stock owned by 21st Foreign.

(9) By virtue of being the sole shareholder, officer and director of an entity which is a general partner of an entity which is a general partner of 21st Partners, 21st T-E and 21st Foreign, Michael J. Marocco may be deemed to have shared power to vote and to dispose of 411,522 shares of Common Stock.

(10) By virtue of being the majority shareholder and director of an entity which is a general partner of an entity which is a general partner of 21st Partners, 21st T-E and 21st Foreign, Barry Lewis may be deemed to have shared power to vote and to dispose of 411,522 shares of Common Stock.

(11) By virtue of being the majority shareholder and director of an entity which is a general partner of an entity which is a general partner of 21st Partners, 21st T-E and 21st Foreign, John Kornreich may be deemed to have shared power to vote and to dispose of 411,522 shares of Common Stock.

(12) By virtue of being the majority shareholder and director of an entity which is a general partner of an entity which is a general partner of 21st Partners, 21st T-E and 21st Foreign, Harvey Sandler may be deemed to have shared power to vote and to dispose of 411,522 shares of Common Stock.

(13) By virtue of being the majority shareholder and director of an entity which is a general partner of an entity which is a general partner of 21st Partners, 21st T-E and 21st Foreign, Andrew Sandler may be deemed to have shared power to vote and to dispose of 411,522 shares of Common Stock.

(14) Barry Fingerhut has sole power to vote and dispose of 20,000 shares of Common Stock underlying the Warrants. By virtue or being a shareholder, officer and director of InfoMedia and a general partner of Applewood, Barry Fingerhut may be deemed to have shared power to vote and to dispose of 493,826 shares of Common Stock.

(15) The shareholder disclaims beneficial ownership of these securities, except to the extent of their or his equity interest therein.

(16) Consists of 258,333 shares of Common Stock issuable upon exercise of presently exercisable options. Excludes 66,667 shares of Common Stock issuable upon the exercise of presently non-exercisable options.

(17) Consists of 58,333 shares of Common Stock issuable upon exercise of presently exercisable options. Excludes 41,667 shares of Common Stock issuable upon the exercise of presently non-exercisable options.

(18) Consists of 20,000 shares of Common Stock issuable upon exercise of presently exercisable options and 10,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Directors Plan. Excludes 50,000 presently exercisable options held by Continuum, which options Mr. Weaver disclaims beneficial ownership.

(19) Consists of 5,000 shares of Common Stock owned by Mr. Bergonzi, 5,000 shares of Common Stock issuable upon exercise of presently exercisable warrants and 10,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Directors Plan.

(20) Consists of 3,000 shares of Common Stock owned by Mr. Peter Gyenes, 3,000 shares of Common Stock issuable upon exercise of presently exercisable warrants and 10,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Directors Plan.

(21) Also, includes presently exercisable options to purchase 17,673 shares of Common Stock and 777,793 shares of Common Stock held by certain executive officers who are not Named Executive Officers.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In a bridge financing consummated in January 1996, 21st Foreign, 21st Partners, 21st T-E, Seneca, Woodland Fund, the Foundation, Applewood and Dalewood Associates, L.P. (an entity in which Barry Rubeinstein is a shareholder and officer) purchased $100,000, $850,000, $300,000, $100,000, $200,000,
$100,000, $250,000 and $200,000 principal amount of Unsecured Convertible Promissory Notes ("Convertible Notes"), respectively and 20,000, 170,000, 60,000, 20,000, 40,000, 20,000, 50,000 and 40,000 warrants (the "January 1996
Warrants"), respectively. Upon the consummation of the Company's public offering in May 1996 all the January 1996 Warrants were converted into the same number of Common Stock Purchase Warrants. In addition, the Convertible Notes held by 21st Foreign, 21st Partners, 21st T-E, Applewood, Seneca and Woodland Fund were converted into (a) 32,922; 279,835; 98,765; 82,305; 32,922; and 65,844 shares of
Common Stock,  respectively,  and (b) 65,844; 559,671; 197,531; 164,608; 65,844;
and 131,688 Warrants, respectively. The Company was advised that on May 16, 1996 such entities sold Warrants held by them. The Company has been advised that 21st Foreign, 21st Partners and 21st T-E and Barry Rubenstein beneficially own more than 5% of the outstanding Common Stock. A further description of Mr. Rubenstein's relationship with the above-described entities is provided in "Security Ownership of Certain Beneficial Owners and Management."

         In May 1996 the Company repurchased under a previously announced agreement, from John Ramo, Zenon Slawinski, Michael Alford and Jolie Barbiere, each of whom, at the time was a director and/or executive officer of the Company, an aggregate of 1,000,000 shares of Common Stock. Under the purchase agreement one third of the purchase price was paid at the closing and the balance was to be paid on the first and second anniversaries of the closing. In August 1996, in connection with a previously announced reorganization, the Company, John Ramo, president and chief operating officer and Jolie Barbiere, a vice president, mutually agreed to the terms of a separation agreement under which: Mr. Ramo resigned his position and received a payment of $132,461 representing the remaining balance under his employment agreement; both Mr. Ramo and Ms. Barbiere resigned as members of the company's board of directors; Ms. Barbiere's employment agreement, which expires July 16, 1996, was not renewed and she received a lump sum severance payment of $40,000. In addition, a substantial portion of the remaining 1997 and 1998 payments ($220,800 each year), in respect of company stock purchased from Mr. Ramo and Ms. Barbiere, under the previously announced Stock Purchase Agreement, will be accelerated. Under the revised payment schedule $386,400 will be paid in fiscal 1997 and $55,200 will be paid in fiscal 1998.

         All of the above transactions resulted from arms-length negotiations and were approved by the independent members of the Company's Board of Directors who did not have an interest in the transaction. The Company believes that the terms of such transaction were on terms that were no less favorable than were available from unaffiliated third parties. Future and ongoing transactions with affiliates of the Company, if any, will be on terms believed by the Company to be no less favorable than are available from unaffiliated third parties and will be approved by a majority of the independent members of the Company's Board of Directors who do not have an interest in the transaction.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ENTERACTIVE, INC.

Date:  September 30, 1996                   By: /s/ Andrew Gyenes
                                               --------------------------------
                                               Andrew Gyenes
                                               Chairman of the Board and
                                               Chief Executive Officer