Form 10QSB
period 1996-08-31
ENTERACTIVE INC /DE/
filed 1996-10-15
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 1996


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from          to

         Commission file number:            1-13360



                                ENTERACTIVE, INC.
        (Exact name of small business issuer as specified in its charter)


         DELAWARE                                          22-3272662
(State or other jurisdiction of                          (I.R.S.  Employer
incorporation or organization)                           Identification No.)


              110 West 40th Street, Suite 2100, New York, NY 10018
                    (Address of Principal Executive Offices)

                                 (212) 221-6559
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    /X/          NO

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                          Number Outstanding
    Title of Class                                      as of October 11, 1995
    --------------                                      ----------------------

Common Stock, $.01 Par Value                                7,679,441


Transitional Small Business Disclosure Format:       Yes         No   /X/

                                TABLE OF CONTENTS

                                                                            Page

PART I  - Financial Information

Item 1  - Financial Statements

          Consolidated Balance Sheets at August 31,1996                        3
          and May 31, 1996

          Consolidated  Statements of  Operations  for the three               4
          month periods ended August 31, 1996 and August 31, 1995

          Consolidated  Statements  of Cash  Flow for the three                5
          months ended August 31, 1996 and August 31, 1995

          Notes to Financial Statements                                      6-9

Item 2  - Management's Discussion and Analysis of                          10-14
          Financial Condition and Results of Operations

PART ll - OTHER INFORMATION

Item 1  - Legal Proceedings                                                   15

Item 2  - Change in Securities                                                15

Item 3  - Defaults upon Senior Securities                                     15

Item 4  - Submission of Matters to a Vote of Security Holders                 15

Item 5  - Other Information                                                   15

Item 6  - Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    16

CONSOLIDATED BALANCE SHEETS                                                    Enteractive, Inc.

                                                                August 31                            May 31
                                                         -------------------------------------------------------------
                                                                   1996                               1996
                                                         -------------------------------------------------------------
ASSETS                                                                            (unaudited)
Current Assets
      Cash and cash equivalents                                   $     3,046,500                   $       6,005,400
      Accounts receivable                                                 492,100                             147,400
      Income taxes receivable                                              16,400                              16,400
      Inventories                                                         552,800                             439,500
      Prepaid expenses and other                                           45,300                              10,200
                                                         -------------------------------------------------------------
         Total current assets                                           4,153,100                           6,618,900

Capitalized Software                                                      963,600                           1,070,600
Property and equipment, net                                               204,200                             231,300
Other                                                                      24,200                              24,200
                                                         -------------------------------------------------------------

                                                                  $     5,345,100                   $       7,945,000
                                                         =============================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                            $     1,001,800                   $       1,404,300
      Accrued expenses                                                    253,400                             895,300
      Current maturities of long-term debt                                443,700                             498,900
                                                         -------------------------------------------------------------
         Total current liabilities                                      1,698,900                           2,798,500

Long-term debt, excluding current maturities                              112,600                             167,800
                                                         -------------------------------------------------------------
          Total liabilities                                             1,811,500                           2,966,300

Commitments and contingencies

Stockholders' Equity
    Preferred Stock $.01 par value,
    2,000,000 shares authorized and none issued                                 -                                   -

    Common Stock $.01 par value, 30,000,000 shares
    authorized; 7,679,441 and 7,656,435 shares
    issued and outstanding for August 31, 1996
    and May 31 1996, respectively                                          76,800                              76,600

    Additional paid-in capital                                         19,813,300                          19,620,900

    Accumulated deficit                                               (16,356,500)                        (14,718,800)
                                                         -------------------------------------------------------------
          Total stockholders' equity                                    3,533,600                           4,978,700

                                                                  $     5,345,100                   $       7,945,000
                                                         =============================================================

See notes to financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                              Enteractive, Inc.


                                                                     For the Three Months Ended August 31
                                                         ---------------------------------------------------------
                                                                  1996                             1995
                                                         ---------------------------------------------------------
                                                                                   (unaudited)
Net product sales                                                $       324,600                $          25,500
Product development revenue                                               40,700                           48,500
Royalty revenue                                                          177,700                            2,200
                                                         ---------------------------------------------------------
       Total revenues                                                    543,000                           76,200

Cost of product sales                                                    129,000                            8,300
Amortization of capitalized software                                     107,100                            -
Cost of development revenue                                               27,600                           38,200
Research and development expenses                                        820,800                          748,100
Marketing and selling expenses                                           696,500                          440,700
General and administrative expenses                                      439,300                          335,000
                                                         ---------------------------------------------------------
       Total costs and expenses                                        2,220,300                        1,570,300

Operating loss                                                        (1,677,300)                      (1,494,100)
                                                         ---------------------------------------------------------

Other income (expense):
      Interest expense                                                   (17,400)                            (600)
      Interest income                                                     57,000                           33,700
     Other                                                                   -                              9,300
                                                         ---------------------------------------------------------

            Loss before income taxes                                  (1,637,700)                      (1,451,700)
Income tax benefit                                                           -                              -
                                                         ---------------------------------------------------------

            Net loss                                             $    (1,637,700)                $     (1,451,700)
                                                         =========================================================


            Loss per common and
               common equivalent share                           $         (0.21)                $          (0.30)
                                                         =========================================================

            Weighted average shares of common
                stock and common stock equivalents                     7,678,989                        4,775,489

See notes to financial statements.

                                ENTERACTIVE, INC.

                      Consolidated Statements of Cash Flows

                                                                                        Three Months Ended August 31
                                                                        ------------------------------------------------------------
                                                                                   1996                             1995
                                                                        ------------------------------------------------------------
                                                                                                   (unaudited)
Cash flows from operating activities
       Net loss                                                                      $  (1,637,700)                   $  (1,451,700)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
           Depreciation and amortization                                                   148,600                           46,900
           Stock option consulting expense                                                 118,800                                -
       Changes in assets and liabilities:
           Accounts receivable                                                            (344,700)                        (116,800)
           Inventories                                                                    (113,300)                         (74,300)
           Prepaid expenses and other                                                      (35,100)                          13,200
           Other assets                                                                          -                           (2,300)
           Accounts payable                                                               (402,500)                           2,400
           Accrued expenses                                                               (641,900)                         (44,500)
                                                                        ------------------------------------------------------------
               Net cash used in operating activities                                    (2,907,800)                      (1,627,100)
                                                                        ------------------------------------------------------------

Cash flows from investing activities
           Proceeds from sale of investments                                                     -                          155,000
           Purchases of property and equipment                                             (14,500)                          (8,500)
                                                                        ------------------------------------------------------------
               Net cash provided by investing activities                                   (14,500)                         146,500
                                                                        ------------------------------------------------------------

Cash flows from financing activities
           Exercise of stock options                                                        73,800                                -
           Principal payments under long-term debt                                        (110,400)                         (15,200)
           Principal payments under capital lease obligations                                    -                           (1,100)
                                                                        ------------------------------------------------------------
               Net cash used in financing activities                                       (36,600)                         (16,300)

               Net decrease in cash and equivalents                                     (2,958,900)                      (1,496,900)

Cash and equivalents
       Beginning of period                                                               6,005,400                        2,932,400
                                                                        ------------------------------------------------------------

       End of period                                                                 $   3,046,500                    $   1,435,500
                                                                        ============================================================

See notes to financial statements.

                                ENTERACTIVE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and in the opinion of management contain all adjustments necessary, (consisting of only normal recurring entries) to present fairly the Company's financial position as of August 31, 1996 and the results of its operations and its cash flows for the three months ended August 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The interim financial statements should be read in conjunction with the Company's financial statements and related notes in the May 31, 1996 Annual Report on Form 10-KSB. The results for the three month period ended August 31, 1996 are not necessarily indicative of the results to be obtained for the full year.


2.       BUSINESS

         Enteractive, Inc. (the "Company") designs, publishes and markets interactive multimedia titles to the home and school markets.

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

         The purchase price was determined as follows:

         725,212 shares of Enteractive common stock at fair value
         ($4.00 per share)                                                                      $2,900,800
         Excess of fair value of liabilities assumed over assets
         acquired of Lyriq                                                                         625,400
         Acquisition costs                                                                          52,100
                                                                                  -------------------------
                Total                                                                           $3,578,300
                                                                                  =========================

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

         The following unaudited pro forma consolidated results of operations reflects the results of the Company's operations for the quarter ended August 31, 1995 as if the merger with Lyriq had occurred at the beginning of the period and reflect the historical results of operations of the purchased business adjusted for increased amortization expense and increased common shares outstanding from the acquisition.

                                                            Quarter ended
                                                           August 31, 1995
                                                           ---------------
                  Total revenues                           $    248,374
                  Net loss                                 $  1,782,800
                  Net loss per share                       $       (.32)

         The pro forma information does not necessarily indicate what would have occurred had the acquisition been consummated at the beginning of the respective periods, or of the results that may occur in the future.

3.      OFFERING OF COMMON STOCK - MAY 1996

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


4.       REVENUE RECOGNITION

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


5.       COST OF  PRODUCT SALES

         Cost of product sales consist of manufacturing, packaging, and customer support costs.


6.       SOFTWARE DEVELOPMENT COSTS

         Capitalization of costs associated with internally developed software begins upon the determination by the Company of a product's technological feasibility, as evidenced by a working model. Capitalized software development costs are amortized over related sales on a per-unit basis based on estimated total sales, with a minimum amortization based on a straight-line method over three years. Capitalized software at August 31, 1996 resulted from the Lyriq acquisition and is net of accumulated amortization of $321,300.

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


7.       USE OF ESTIMATES

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.




The discussion and analysis below should be read in conjunction with the Financial Statements of Enteractive and the Notes to Financial Statements included elsewhere in this Form 10-QSB.

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

As is typical in the interactive multimedia software industry, the Company depends on the introduction of new titles or sequels to existing titles to replace declining revenues from older titles. In order to generate revenues in the future, the Company believes it will be necessary to develop, or obtain rights to, new titles that are developed for the appropriate platforms, are introduced in a timely manner and are able to achieve market acceptance for a significant period of time. As a result , the Company will continue to incur additional costs in connection with developing and marketing its own titles. For the quarters ended August 31, 1996 and August 31, 1995 approximately 68.3% and 75.7% of the Company's costs and expenses were incurred in connection with the development and/or marketing of specific titles. The Company's costs vary significantly based on the number of titles being developed for and marketed by the Company. Accordingly, adjustments in the level of expenditures can be readily implemented.

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

MERGER

On February 29, 1996, the Company completed the acquisition of Lyriq, whereby Lyriq was merged into a wholly-owned subsidiary of the Company. The Lyriq acquisition was accounted for under the purchase method of accounting with the Company as the acquiring entity. See footnote 2 to the accompanying consolidated financial statements.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED AUGUST 31, 1996 VS. AUGUST 31, 1995

The Company recognized revenue of $324,600 in the quarter ended August 31, 1996, an increase of $299,100 over the figure for the quarter ended August 31, 1995, due to sales of its published titles through independent distributors, net of estimated returns and exchanges. The first quarter of fiscal 1996 net product sales of $25,500 represent initial sales of titles published by the Company The increases in both accounts receivable and inventory are related to the Company's expanded publishing operations.

Royalty revenue for the quarter ended August 31, 1996 was $177,700 compared to $2,200 for the quarter ended August 31, 1995. The increase is primarily due to greater royalties from international licenses.

Cost of product sales was $129,000 for the quarter ended August 31, 1996 compared to $8,300 for the quarter ended August 31, 1996. This increase was due to higher sales volumes.

Research and development expenses for the quarter ended August 31, 1996 was $820,800 compared to $748,100 for the quarter ended August 31, 1995.

Marketing and selling expenses were $696,500 and $440,700, for the quarters ended August 31, 1996 and August 31, 1995, respectively. The increase relates to the greater number of titles being marketed.

General and administrative expenses increased by $104,300 or 31%, to $439,300 for the quarter ended August 31, 1996, from $335,000 for the quarter ended August 31, 1995. This increase results from non-cash consulting expenses added to implement the strategy previously discussed.

Interest expense increased to $17,400 from $600 for the quarters ended August 31, 1996 and August 31, 1995, respectively. This increase is due to the interest on the loans for repurchased shares of Company Common Stock.

Interest income increased to $57,000 for the quarter ended August 31, 1996, from $33,700 for the quarter ended August 31, 1995, due to interest earned on the higher cash balances resulting from the proceeds of the Company's public offering, which was consummated in May 1996.

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

In May 1996 the Company consumated an agreement with certain of its officers pursuant to which the Company repurchased 1,000,000 shares of Common Stock at $1.00 per share. To date $443,700 of the purchase price has been paid. The balance is currently scheduled to be paid as follows: $338,500 May 1997 and $167,800 - May 1998. The accompanying August 31, 1996 balance sheet reflects agreements among the Company, GKN Securities, and certain of the individuals participating in the May 1996 agreement, which could result in the following accelerated payment schedule: $331,200 - January 1997, $112,500 - May 1997, $72,400 - November 1997 and $40,200 - May 1998.

At August 31, 1996, the Company had cash and equivalents of $3,046,500. The decrease of $2,958,900 in cash and equivalents from May 31, 1996 is primarily a result of the increased expenditures associated with marketing and selling internally developed titles, as well as additional costs associated with the reorganization.

Capital expenditures were $14,500 for the first quarter of fiscal 1997 as compared to $8,500 for fiscal 1996. The Company expects capital expenditures in the fiscal year ending May 31, 1997 to be consistent with the average of both fiscal 1996 and 1995 and may increase depending on product development needs and changes in technology.

The Company believes that its existing cash and equivalents, investments and anticipated revenues will be sufficient to meet its liquidity and cash requirements for the remainder of the fiscal year. However, these funds may not be sufficient to meet the Company's longer term cash requirements for operations. Since the Company's costs vary significantly based on the number of titles being developed and marketed by the Company, adjustments in the level of expenditures can be readily implemented. Based on management's assessment of the future marketability of its titles, the Company may significantly alter the level of expenses both within the next 12 months and thereafter. If necessary, the Company may return to performing product development for third party companies in order to maintain its infrastructure while continuing with several of its own titles.

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

INFLATION

The past and expected future impact of inflation on the financial statements is not significant.

Part II - Other Information

Item 1.  Legal Proceedings

                  None.

Item 2.  Changes in Securities

                  None.

Item 3.  Defaults Upon Senior Securities

                  None.

Item 4.  Submission of Matters to a Vote of Security-
                  Holders
                  None

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ENTERACTIVE, INC.
                                          (Registrant)








Date October 15, 1996                     /s/ Kenneth Gruber
                                          ------------------
                                          Kenneth Gruber
                                          Chief Financial Officer and
                                          Principal Accounting Officer