Form 10QSB
period 1996-11-30
ENTERACTIVE INC /DE/
filed 1997-01-21
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                For the quarterly period ended November 30, 1996


[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

            For the transition period from           to
                                          -----------  -----------

            Commission file number:       1-13360


                                ENTERACTIVE, INC.
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                              22-3272662
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

YES  X   NO
   ----    ----

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                  Number Outstanding
             Title of Class                     as of January 14, 1997
             --------------                     ----------------------

      Common Stock, $.01 Par Value                     7,679,441


Transitional Small Business Disclosure Format:  Yes      No  X
                                                   ----    ----

                                TABLE OF CONTENTS

                                                                           Page
PART I -             Financial Information

Item 1 -             Financial Statements

                     Consolidated Balance Sheets at November 30, 1996        3
                     and May 31, 1996

                     Consolidated Statements of Operations for the six       4
                     month and three month periods ended November 30, 1996 and 1995, respectively

                     Consolidated Statements of Cash Flow for the six        5
                     months ended November 30, 1996 and November 30,
                     1995

                     Notes to Financial Statements                        6-10

Item 2 -             Management's Discussion and Analysis of             11-15
                     Financial Condition and Results of Operations


PART II -            OTHER INFORMATION

Item 1 -             Legal Proceedings                                      16

Item 2 -             Change in Securities                                   16

Item 3 -             Defaults upon Senior Securities                        16

Item 4 -             Submission of Matters to a Vote of Security Holders    16

Item 5 -             Other Information                                      16

Item 6 -             Exhibits and Reports on Form 8-K                       16

SIGNATURES                                                                  17

                                ENTERACTIVE INC.

                           Consolidated Balance Sheets

                                                   November 30        May 31
                                                   ------------    ------------
                                                      1996             1996
                                                   ------------    ------------
ASSETS                                             (unaudited)
Current Assets
      Cash and cash equivalents                    $  1,278,400    $  6,005,400
      Accounts receivable                               646,400         147,400
      Income taxes receivable                            16,400          16,400
      Inventories                                       595,800         439,500
      Prepaid expenses and other                        242,300          10,200
                                                   ------------    ------------
         Total current assets                         2,779,300       6,618,900

Capitalized Software                                    856,500       1,070,600
Property and equipment, net                             181,500         231,300
Other                                                    24,200          24,200
                                                   ------------    ------------

                                                   $  3,841,500    $  7,945,000
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                             $  1,342,700    $  1,404,300
      Accrued expenses                                  155,900         895,300
      Current maturities of long-term debt              516,100         498,900
                                                   ------------    ------------
         Total current liabilities                    2,014,700       2,798,500

Long-term debt, excluding current maturities             40,200         167,800
                                                   ------------    ------------
          Total liabilities                           2,054,900       2,966,300

Commitments and contingencies

Stockholders' Equity
    Preferred Stock $.01 par value,
    2,000,000 shares authorized and none issued            --              --

    Common Stock $.01 par value, 30,000,000
    shares authorized; 7,679,441 and 7,656,435
    shares issued and outstanding for November
    30, 1996 and May 31, 1996
    respectively                                         76,800          76,600

    Additional paid-in capital                       19,932,000      19,620,900

    Accumulated deficit                             (18,222,200)    (14,718,800)
                                                   ------------    ------------
          Total stockholders' equity                  1,786,600       4,978,700

                                                   $  3,841,500    $  7,945,000
                                                   ============    ============

See notes to financial statements.

                                ENTERACTIVE INC.

                      Consolidated Statements of Operations

                                                    For the Three Months Ended November 30   For the Six Months Ended November 30
                                                    -----------------------------------        ------------------------------
                                                            1996               1995               1996                1995
                                                         ------------------------------        ------------------------------
                                                                   (unaudited)                          (unaudited)
Net product sales                                        $   441,500        $   204,100        $   766,100        $   229,600
Product development revenue                                     --              152,000             40,700            200,500
Royalty revenue                                              197,600            100,200            375,300            102,400
                                                         -----------        -----------        -----------        -----------
       Total revenues                                        639,100            456,300          1,182,100            532,500

Cost of product sales                                        219,900             47,000            348,900             55,300
Amortization of capitalized software                         107,100                  0            214,200
Cost of development revenue                                    9,400            150,000             37,000            188,200
Research and development expenses                            619,400            709,200          1,440,200          1,457,300
Marketing and selling expenses                             1,109,300            569,700          1,805,800          1,010,400
General and administrative expenses                          468,200            324,600            907,500            659,600
                                                         -----------        -----------        -----------        -----------
       Total costs and expenses                            2,533,300          1,800,500          4,753,600          3,370,800

Operating loss                                            (1,894,200)        (1,344,200)        (3,571,500)        (2,838,300)
                                                         -----------        -----------        -----------        -----------

Other income (expense):
      Interest expense                                        (4,800)              (100)           (22,200)              (700)
      Interest income                                         26,400             56,500             83,400             90,200
     Other                                                     6,900               (400)             6,900              8,900
                                                         -----------        -----------        -----------        -----------

            Loss before income taxes                      (1,865,700)        (1,288,200)        (3,503,400)        (2,739,900)
Income tax benefit                                              --                 --
                                                         -----------        -----------        -----------        -----------

            Net loss                                     $(1,865,700)       $(1,288,200)       $(3,503,400)       $(2,739,900)
                                                         ===========        ===========        ===========        ===========


            Loss per common and
               common equivalent share                   $     (0.24)       $     (0.27)       $     (0.46)       $     (0.57)
                                                         ===========        ===========        ===========        ===========

            Weighted average shares of common
                stock and common stock equivalents         7,679,441          4,775,489          7,679,222          4,775,489

See notes to financial statements.

                                ENTERACTIVE, INC.

                      Consolidated Statements of Cash Flows

                                                               Six Months Ended November 30
                                                               ---------------------------
                                                                   1996            1995
                                                                -----------    -----------
                                                                        (unaudited)
Cash flows from operating activities
  Net loss                                                      $(3,503,400)   $(2,739,900)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                 297,600         92,500
      Gain on disposal of assets                                       --           (9,000)
      Stock option consulting expense                               237,500           --
  Changes in assets and liabilities:
      Accounts receivable                                          (499,000)      (218,300)
      Notes receivable                                                 --         (225,000)
      Inventories                                                  (156,300)      (154,400)
      Prepaid expenses and other                                   (232,100)        19,000
      Other assets                                                     --           (2,700)
      Accounts payable                                              (61,600)       609,200
      Accrued expenses                                             (739,400)      (213,200)
                                                                -----------    -----------
          Net cash used in operating activities                  (4,656,700)    (2,841,800)
                                                                -----------    -----------

Cash flows from investing activities
      Proceeds from sale of investments                                --          988,100
      Purchases of property and equipment                           (33,700)       (28,700)
                                                                -----------    -----------
          Net cash (used in) provided by investing activities       (33,700)       959,400
                                                                -----------    -----------

Cash flows from financing activities
      Exercise of stock options                                      73,800           --
      Principal payments under long-term debt                      (110,400)       (15,200)
      Principal payments under capital lease obligations               --           (1,600)
                                                                -----------    -----------
          Net cash used in financing activities                     (36,600)       (16,800)

          Net decrease in cash and equivalents                   (4,727,000)    (1,899,200)

Cash and equivalents
  Beginning of period                                             6,005,400      2,932,400
                                                                -----------    -----------

  End of period                                                 $ 1,278,400    $ 1,033,200
                                                                ===========    ===========

See notes to financial statements.

                                ENTERACTIVE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.          General

            The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and in the opinion of management contain all adjustments (consisting of only normal recurring entries) necessary to present fairly the Company's financial position as of November 30, 1996, and the results of its operations and its cash flows for the six months ended November 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The interim financial statements should be read in conjunction with the Company's financial statements and related notes in the May 31, 1996 Annual Report on Form 10-KSB. The results for the six month period ended November 30, 1996 are not necessarily indicative of the results to be obtained for the full year.


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

            The purchase price was determined as follows:

            725,212 shares of  Enteractive  common
            stock at fair value ($4.00 per share)                     $2,900,800
            Excess  of fair  value of  liabilities
            assumed over assets acquired of Lyriq                        625,400
            Acquisition costs                                             52,100
                                                                      ----------
                Total                                                 $3,578,300
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

                                ENTERACTIVE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(2)         Business (continued)

            The following unaudited pro forma consolidated results of operations reflects the results of the Company's operations for the six months ending November 30, 1995 as if the merger with Lyriq had occurred at the beginning of the period and reflect the historical results of operations of the purchased business adjusted for increased amortization expense and increased common shares outstanding from the acquisition.

                                                             Six months ended
                                                             November 30, 1995
                                                             -----------------
                         Total revenues                      $   1,126,645
                         Net loss                            $  (3,269,752)
                         Net loss per share                  $      (.59)

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

            In May, 1996, the Company sold 2,415,000 shares of the Company's common stock to the public at a price of $3.375 per share. Proceeds were approximately $6,791,600, net of related expenses of approximately $1,359,000. In connection with this offering the Company sold to the underwriter, for an aggregate of $100, the right to purchase 210,000 shares of common stock at a price of $3.71 per share through May 21, 2001. In connection with this right, the underwriter also received certain "piggyback" and demand registration rights.

4.          Revenue Recognition

            Revenue from product sales is recognized upon shipment, provided no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Revenue under fixed price product development contracts is recognized using the percentage of completion method based on progress to date, which is

                                ENTERACTIVE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

6.          Software Development Costs

            Capitalization of costs associated with internally developed software begins upon the determination by the Company of a product's technological feasibility, as evidenced by a working model. Capitalized software development costs are amortized over related sales on a per-unit basis based on estimated total sales, with a minimum amortization based on a straight-line method over three years. Capitalized software at November 30, 1996 resulted from the Lyriq acquisition and is net of accumulated amortization of $428,400.

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

8.          Subsequent Events

            (a) USWeb Affiliation

            On December 4, 1996 the Company signed an agreement with USWeb Corporation and paid $625,000 for the right to operate USWeb affiliate offices in New York, Long Island, Philadelphia, Baltimore, Stamford, CT and Bergen County and Newark, NJ., for a ten year period. The Company has formed a subsidiary, which will be named USWeb Cornerstone, and is intended to provide a full range of Internet and Intranet-based business solutions; including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting and marketing.

            (b)   Private Placement

                                ENTERACTIVE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


            On December 12, 1996 the Company completed a private placement of 84 units each consisting of 80 shares of Class A Convertible Preferred Stock ("Preferred Stock") and 50,000 Common Stock Purchase Warrants to purchase in the aggregate 50,000 shares of Common Stock at an exercise price of $4.00 per share. Proceeds were approximately $7,872,000, net of related expenses of $528,000. The Preferred Stock has a stated value of $1,250 per share and each share is convertible at any time after April 30, 1998 into such whole number of shares of Common Stock equal to the aggregate stated value of the Preferred Stock to be converted divided by the lesser of (i) $2.00 or (ii) 50% of the average closing sale price for the Common Stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company must use the proceeds, if any, derived from the exercise of the Company's currently outstanding public Common Stock Warrants, which expire in October 1997, to redeem the Preferred Stock at 110% of stated value. The Company also has the option to redeem the Preferred Stock at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

            (c)Early extinguishment of debt

            As  a  result  of  agreements  among  the  Company,  certain  former employees and GKN  Securities  Corp.,  in January,  1997 the Company
            repaid   $475,800  of  it's  long-term  debt  plus  related  accrued interest.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The discussion and analysis below should be read in conjunction with the Financial Statements of Enteractive and the Notes to Financial Statements included elsewhere in this Form 10-QSB.

OVERVIEW

Enteractive was formed in December 1993 to develop, publish and market interactive multimedia software products, and consummated the merger with Sonic Images Productions, Inc. ("Sonic"), an established multimedia software developer, in May 1994. Prior to fiscal 1996, the Company derived the majority of its revenues from grants or contracts to develop specific titles. In the fiscal year ended May 31, 1995, the Company undertook a transition from such externally-funded development projects to developing, either by itself or with a co-publisher, its own titles and, accordingly, planned to derive its revenues principally from product sales and royalties. The Company is currently evaluating the extent to which, it will continue to incur additional costs in connection with developing and marketing its own titles.

On February 29, 1996, the Company completed the acquisition of Lyriq, whereby Lyriq was merged into a wholly-owned subsidiary of the Company. The Lyriq acquisition was accounted for under the purchase method of accounting with the Company as the acquiring entity. See footnote 1 to the accompanying consolidated financial statements.

REORGANIZATION

On July 15, 1996 the Company announced a restructuring, comprised of a 45% reduction of its Washington DC based development staff, and changes in senior management. In connection with the downsizing, John Ramo, president and chief operating officer and Jolie Barbiere, a vice president, resigned as officers and members of the Company's Board of Directors.

AFFILIATION WITH USWEB

On December 4, 1996 the Company signed an agreement with USWeb Corporation under which the Company has established a subsidiary to operate USWeb affiliate offices in New York and subject to regulatory approval, the exclusive rights to develop new USWeb affiliate offices in Long Island, Philadelphia, Baltimore, Stamford, CT and Bergen County and Newark, NJ. The subsidiary, which will be named USWeb Cornerstone, is intended to provide a full range of Internet and Intranet-based business solutions; including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting and marketing.

QUARTERLY RESULTS

The Company's quarterly operating results from its sales of entertainment and recreational software have in the past and are likely in the future to vary significantly depending on factors such as the timing of new hardware and software title introductions, the degree of market acceptance of such titles and the introduction of titles competitive with those of the Company. In addition, the home recreation and entertainment software business is highly seasonal. Typically, revenues are highest during the last calendar quarter (which includes the holiday buying season), decline in the first calendar quarter and are lowest in the second and third calendar quarters. This seasonal pattern is due primarily to the increased demand for home recreation and entertainment software titles during the year-end holiday buying season. The Company expects its future software revenues and operating results will reflect these seasonal factors.

For the quarters ended November 30, 1996 and November 30, 1995 approximately 68.2% and 71.0% of the Company's costs and expenses were incurred in connection with the development and/or marketing of specific titles. The Company's costs vary significantly based on the number of titles being developed for and marketed by the Company. Accordingly, adjustments in the level of expenditures can be readily implemented.

The Company expects that the operating results from its USWeb related operations will reflect the costs of establishing offices, hiring personnel and marketing its services. Cost will exceed related revenues during the start up phase of this business. However, management believes that since a significant component of the business cost will be personnel related it can quickly adjust staffing levels to correspond to anticipated demand.

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED NOVEMBER 30, 1996 V. NOVEMBER 30, 1995.

The Company recognized product sales, net of estimated returns of $766,100 and $441,500, in the six and three months ended November 30, 1996, respectively, an increase of $536,500 and $237,400 over the six and three month period ended
November 30, 1995. This significant increase is due to increased volumes. The increases in both accounts receivable and inventory are related to the Company's software publishing operations.

Royalty revenue was $375,300 and $197,600 in the six and three months ended November 30, 1996, respectively, an increase of $272,900 and $97,400 over the six and three month period ended November 30, 1995, respectively. The increase is primarily due to greater royalties from international licenses.

Cost of product sales was $348,900 and $219,900 in the six and three months ended November 30, 1996, respectively, an increase of $293,600 and $172,900 over the six and three month period ended November 30, 1995, respectively. The increase in cost of product sales in absolute dollars is due to increases in sales volume. The increase in the percentage of cost of product sales to net product sales in the current year reflects the increase in allowances for returns and other sales credits which is recorded as a reduction in net product sales.

Amortization of capitalized software was $214,200 and $107,100 in the six and three months ended November 30, 1996, respectively. This amortization is a result of the capitalized software acquired in connection with the Lyriq acquisition.

Research and development expenses were $1,440,200 and $619,400 in the six and three months ended November 30, 1996, respectively, a decrease of $17,100 and $89,800 over the six and three month period ended November 30, 1995, respectively. This decrease reflects lower spending as a result of the previously announced reorganization, which was completed by the beginning of the quarter ended November 30, 1996.

Marketing and selling expenses were $1,805,800 and $1,109,300 in the six and three months ended November 30, 1996, respectively, an increase of $795,400 and $539,600 over the six and three month period ended November 30, 1995, respectively. This increase reflects a greater number of titles being marketed and the company's shift to entertainment and recreational products which require higher levels of marketing support to generate sales. The quarterly increase also reflects trade and consumer cooperative advertising allowances to secure shelf space for product.

General and administrative expenses were $907,500 and $468,200 in the six and three months ended November 30, 1996, respectively, an increase of $247,900 and $143,600 over the six and three month period ended November 30, 1995, respectively. This increase primarily results from non-cash charges for consulting expenses incurred to implement the company's business strategy.

Interest expense was $22,200 and $4,800 in the six and three months ended November 30, 1996, respectively, an increase of $21,500 and $4,700 over the six and three month period ended November 30, 1995, respectively. This increase is due to the interest on the loans for repurchased shares of Company Common Stock.

Interest income was $83,400 and $26,400 in the six and three months ended November 30, 1996, respectively, a decrease of $6,800 and $30,100 over the six and three month period ended November 30, 1995, respectively. This decrease is due to lower cash balances during the current fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

Since 1995, the Company's principal sources of capital have been as follows:

            (i) In a bridge financing consummated in January 1996, the Company received approximately $2,460,000 in net proceeds from the sale of convertible notes and warrants. Simultaneously with the closing on May 21, 1996 of the pubic offering described below convertible notes with an aggregate principal of $2,250,000 were converted into 740,734 shares of Common Stock, while $450,000 of convertible notes were repaid.

            (ii) On May 21, 1996, the Company consummated a public offering by issuing 2,415,000 shares of Common Stock to the public. The net proceeds from this offering were $6,791,600.

            (iii) On December 12, 1996 the Company completed a private placement of 84 units each consisting of 80 shares of Class A Convertible Preferred Stock ("Preferred Stock") and 50,000 Common Stock Purchase Warrants to purchase in the aggregate 50,000 shares of Common Stock at an exercise price of $4.00 per share. Proceeds were approximately $7,872,000, net of related expenses of $528,000. The Preferred Stock has a stated value of $1,250 per share and each share is convertible at any time after April 30, 1998 into such whole number of shares of Common Stock equal to the aggregate stated value of the Preferred Stock to be converted divided by the lesser of (i) $2.00 or (ii) 50% of the average closing sale price for the Common Stock for the last ten trading days in the fiscal quarter of Company prior to such conversion. The Company must use the proceeds, if any, derived from the exercise of the Company's currently outstanding public Common Stock Warrants, which expire in October 1997, to redeem the Preferred Stock at 110% of the stated value. The company also has the option to redeem the Preferred Stock at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

In May 1996 the Company consummated an agreement with certain of its officers pursuant to which the Company repurchased 1,000,000 shares of Common Stock at $1.00 per share. At November 30, 1996 $443,700 of the purchase price had been paid. As a result of agreements among the Company, certain former employees and GKN Securities Corp. in January, 1997 the Company repaid $475,800 of it's long-term debt plus related accrued interest. Interest will accrue on the unpaid balances at the prime rate and is payable quarterly.

At November 30, 1996, the Company had cash and equivalents of $1,278,400. The decrease of $4,727,000 in cash and equivalents from May 31, 1996 was used to fund operating activities. As described above, the Company received approximately $7,872,000 in net proceeds from a private placement consummated in December 1996. The increase in both accounts receivable and inventory are related to the Company's software publishing operations.

Capital expenditures were $33,700 and $19,200 in the six and three months ended November 30, 1996, respectively, an increase of $5,000 and a decrease of $1,000 from the six and three month period ended November 30, 1995, respectively. The Company expects capital expenditures in the fiscal year ending May 31, 1997 to be higher than the average of both fiscal 1996 and 1995 principally as a result of the cost of acquiring the equipment required for the US Web affiliate offices and development center.

The Company believes that its existing cash and equivalents, net proceeds from the December 1996 financing and anticipated revenues will be sufficient to meet its liquidity and cash requirements for at least the next 18 months. However, these funds may not be sufficient to meet the Company's longer term cash requirements for operations. Based on management's assessment of the future marketability of its titles and demand for Web related services, the Company may significantly alter the level of expenses both within the next 18 months and thereafter.

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, the success of its USWeb Cornerstone subsidiary as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

INFLATION

The past and expected future impact of inflation on the financial statements is not significant.

Part II - Other Information
---------------------------

Item 1.     Legal Proceedings

            None.

Item 2.     Changes in Securities

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security-
            Holders

            None

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K.

            Exhibit 10.1 --  Affiliate Agreement by and between USWeb
                             Corporation and Enteractive Web Services

            Exhibit 27

                                   SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ENTERACTIVE, INC.
                                        ----------------------------------------
                                        (Registrant)




Date January 21, 1997

                                        /s/ Kennth Gruber
                                        ----------------------------------------
                                        Kenneth Gruber
                                        Chief Financial Officer and
                                        Principal Accounting Officer