Form 10QSB
period 1997-02-28
ENTERACTIVE INC /DE/
filed 1997-04-21
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                For the quarterly period ended February 28, 1997


/  /     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from __________ to _______________

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

YES  / X /   NO   /   /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                     Number Outstanding
                        Title of Class               as of April 14, 1997
                        --------------               --------------------

        Common Stock, $.01 Par Value                     7,679,441


Transitional Small Business Disclosure Format:  Yes  /  /     No  /X/

                                TABLE OF CONTENTS

                                                                           Page
PART I -    Financial Information

Item 1 -    Financial Statements

            Consolidated Balance Sheets at February 28, 1997               3
            and May 31, 1996

            Consolidated Statements of Operations for the nine             4
            month and three month periods ended February 28, 1997 and February 29, 1996, respectively

            Consolidated Statements of Cash Flow for the nine              5
            months ended February 28, 1997 and February 29,
            1996

            Notes to Financial Statements                                6-9

Item 2 -    Management's Discussion and Analysis of                    10-14
            Financial Condition and Results of Operations


PART II -   OTHER INFORMATION

Item 1 -    Legal Proceedings                                             15

Item 2 -    Change in Securities                                          15

Item 3 -    Defaults upon Senior Securities                               15

Item 4 -    Submission of Matters to a Vote of Security Holders           15

Item 5 -    Other Information                                             15

Item 6 -    Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                17

                                ENTERACTIVE INC.

                           Consolidated Balance Sheets

                                                                   February 28                           May 31
                                                                 --------------------------------------------------
                                                                       1997                               1996
                                                                 --------------------------------------------------
ASSETS                                                              (unaudited)
Current Assets
      Cash and cash equivalents                                   $  6,516,700                      $    6,005,400
      Accounts receivable                                              224,800                             147,400
      Income taxes receivable                                                -                              16,400
      Inventories                                                      518,100                             439,500
      Prepaid expenses and other                                        10,400                              10,200
                                                                 --------------------------------------------------
         Total current assets                                        7,270,000                           6,618,900

Capitalized Software                                                   749,500                           1,070,600
Affiliation Rights                                                     609,400                                   -
Property and equipment, net                                            166,000                             231,300
Other                                                                   24,200                              24,200
                                                                 --------------------------------------------------

                                                                  $  8,819,100                      $    7,945,000
                                                                 --------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                            $    896,000                      $    1,404,300
      Accrued expenses                                                  55,200                             895,300
      Current maturities of long-term debt                              40,200                             498,900
                                                                 --------------------------------------------------
         Total current liabilities                                     991,400                           2,798,500

Long-term debt, excluding current maturities                            40,200                             167,800
                                                                 --------------------------------------------------
          Total liabilities                                          1,031,600                           2,966,300

Commitments and contingencies

Stockholders' Equity
    Preferred Stock $.01 par value,
    2,000,000 shares authorized;  6,720 and 0                                                                    -
    shares issued and outstanding for February 28, 1997
    and May 31, 1996, respectively                                         100

    Common Stock $.01 par value, 30,000,000 shares
    authorized; 7,679,441 and 7,656,435 shares issued
    and  outstanding  for February 28, 1997 and May 31, 1996,
    respectively                                                        76,800                              76,600

    Additional paid-in capital                                      27,919,500                          19,620,900

    Accumulated deficit                                            (20,208,900)                        (14,718,800)
                                                                 --------------------------------------------------
          Total stockholders' equity                                 7,787,500                           4,978,700

                                                                  $  8,819,100                      $    7,945,000
                                                                 --------------------------------------------------

See notes to financial statements.

                                ENTERACTIVE INC.

                      Consolidated Statements of Operations



                                                          For the Three Months Ended             For the Nine Months Ended
                                                     ------------------------------------------------------------------------------
                                                     February 28, 1997   February 29, 1996    February 28, 1997   February 29, 1996
                                                     ------------------------------------------------------------------------------
                                                               (unaudited)                              (unaudited)

Net product sales                                    $   115,200         $     95,200          $   881,300          $   324,800
Product development revenue                                    -               57,200               40,700              257,700
Royalty revenue                                          152,600                  900              527,900              103,300
                                                     -------------------------------------     --------------------------------
       Total revenues                                    267,800              153,300            1,449,900              685,800

Cost of product sales                                    113,600               22,300              462,500               77,600
Amortization of capitalized software                     107,000                    -              321,200                    -
Cost of development revenue                                    -               37,300               37,000              225,500
Research and development expenses                        542,000              844,200            1,982,200            2,301,500
Marketing and selling expenses                           835,500              344,300            2,641,300            1,354,700
Internet services expense                                516,700                    -              516,700                    -
General and administrative expenses                      210,600              587,300            1,118,100            1,246,900
Acquired in-process research and development                   -            1,915,100                    -            1,915,100
                                                     -------------------------------------      -------------------------------
       Total costs and expenses                        2,325,400            3,750,500            7,079,000            7,121,300

Operating loss                                        (2,057,600)          (3,597,200)          (5,629,100)          (6,435,500)
                                                     -------------------------------------      -------------------------------

Other income (expense):
      Interest expense                                   (10,900)             (57,500)             (33,100)             (58,200)
      Interest income                                     81,800               19,800              165,200              110,000
     Other                                                     -               (4,000)               6,900                4,900
                                                     -------------------------------------      -------------------------------

            Loss before income taxes                  (1,986,700)          (3,638,900)          (5,490,100)          (6,378,800)
Income tax benefit                                             -                    -                    -                    -
                                                     -------------------------------------     --------------------------------

            Net loss                                 $(1,986,700)         $(3,638,900)         $(5,490,100)         $(6,378,800)
                                                     -------------------------------------     --------------------------------

            Loss per common and
               common equivalent share               $     (0.26)               (0.76)         $     (0.71)         $     (1.34)
                                                     -------------------------------------     --------------------------------

            Weighted average shares of common
                stock and common stock equivalents     7,679,441            4,775,489            7,679,295            4,775,489

See notes to financial statements.

                               ENTERACTIVE, INC.

                      Consolidated Statements of Cash Flows


                                                                                             Nine Months Ended
                                                                             -------------------------------------------------------
                                                                               February 28, 1997                 February 29, 1996
                                                                             -------------------------------------------------------
                                                                                                 (unaudited)

Cash flows from operating activities
       Net loss                                                                $(5,490,100)                     $       (6,378,800)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
           Depreciation and amortization                                           462,100                                 287,400
           Acquired in-process research and development                                                                  1,915,100
           Gain on disposal of assets                                                    -                                  (9,000)
           Stock option consulting expense                                         356,300                                       -
       Changes in assets and liabilities:
           Accounts receivable                                                     (77,400)                               (101,000)
           Notes receivable                                                              -                                       -
           Income Taxes Receivable                                                  16,400                                  13,700
           Inventories                                                             (78,600)                               (140,200)
           Prepaid expenses and other                                                 (200)                                 30,400
           Other assets                                                                  -                                  (2,800)
           Accounts payable                                                       (508,300)                                271,400
           Accrued expenses                                                       (840,100)                               (194,000)
                                                                             ------------------------------------------------------
               Net cash used in operating activities                            (6,159,900)                             (4,307,800)
                                                                             ------------------------------------------------------

Cash flows from investing activities
           Proceeds from sale of investments                                             -                               1,085,700
           Notes receivable                                                                                               (285,800)
           Cash acquired from Lyriq acquisition                                                                             11,300
           Purchase of franchise rights                                           (625,000)
           Purchases of property and equipment                                     (60,100)                                (35,700)
                                                                             ------------------------------------------------------
               Net cash (used in) provided by investing activities                (685,100)                                775,500
                                                                             ------------------------------------------------------

Cash flows from financing activities
           Exercise of stock options                                                73,500                                       -
           Repayment of short-term borrowings                                                                              (15,200)
           Net proceeds from issuance of convertible preferred stock             7,869,100                               2,460,000
           Principal payments under long-term debt                                (586,300)                                      -
           Principal payments under capital lease obligations                            -                                  (2,900)
                                                                             ------------------------------------------------------
               Net cash used in financing activities                             7,356,300                               2,441,900

               Net  increase (decrease) in cash and equivalents                    511,300                              (1,090,400)

Cash and equivalents
       Beginning of period                                                       6,005,400                               2,932,400
                                                                             ------------------------------------------------------

       End of period                                                           $ 6,516,700                      $        1,842,000
                                                                             ------------------------------------------------------

See notes to financial statements.

                                ENTERACTIVE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.          General

            The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and in the opinion of management contain all adjustments (consisting of only normal recurring entries) necessary to present fairly the Company's financial position as of February 28, 1997, and the results of its operations and its cash flows for the nine months ended February 28, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The interim financial statements should be read in conjunction with the Company's financial statements and related notes in the May 31, 1996 Annual Report on Form 10-KSB. The results for the nine month period ended February 28, 1997 are not necessarily indicative of the results to be obtained for the full year.


2.          Business

            Enteractive, Inc. (the "Company") designs, publishes and markets interactive multimedia titles for the entertainment and recreation markets. On December 4, 1996 the Company signed multiple market affiliate agreements with USWeb Corporation and paid $625,000 for the right to operate USWeb affiliate offices in New York, Long Island, Philadelphia, Baltimore, Stamford, CT and Bergen County and Newark, NJ., for a ten year period. The Company has formed a subsidiary, which is named USWeb Cornerstone, which is intended to provide a full range of Internet and Intranet -based business solutions; including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting and marketing.

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

            The purchase price was determined as follows:

            725,212 shares of Enteractive common stock at
            fair value ($4.00 per share)                         $2,900,800
            Excess of fair value of liabilities assumed over
            assets acquired of Lyriq                                625,400
            Acquisition costs                                        52,100
                                                                 ----------
                                                                 $3,578,300
                                                                 ==========

            In  connection  with  the   acquisition,   the  Company  recorded  a
            $2,293,500 expense for purchased research and development and $1,284,800 of capitalized software

                                ENTERACTIVE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

            The following unaudited pro forma consolidated results of operations reflects the results of the Company's operations for the nine months ending February 29, 1996 as if the merger with Lyriq had occurred at the beginning of the period and reflect the historical results of operations of the purchased business adjusted for increased amortization expense and increased common shares outstanding from the acquisition.

                                                            Nine months ended
                                                            February 29, 1996
                                                            -----------------
           Total revenues                                    $ 1,548,200
           Net loss                                         $ (5,086,400)
           Net loss per share                                    $  (.92)

            The pro forma information does not necessarily indicate what would have occurred had the acquisition been consummated at the beginning of the period, or of the results that may occur in the future.

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

                                ENTERACTIVE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.          Software Development Costs

            Capitalization of costs associated with internally developed software begins upon the determination by the Company of a product's technological feasibility, as evidenced by a working model. Capitalized software development costs are amortized over related sales on a per-unit basis based on estimated total sales, with a minimum amortization based on a straight-line method over three years. Capitalized software at February 28, 1997 resulted from the Lyriq acquisition and is net of accumulated amortization of $535,500.


5.          Affiliation Rights

            Fees for affiliation rights were paid to USWeb for the right to join the USWeb network and operate as an affiliate in the territories noted in Note 2. The fee is being amortized over the 10 year life of the agreement with USWeb. Fees for affiliation rights at February 28, 1997 were net of accumulated amortization of $15,600.


6.          Use of Estimates

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


7.          Private Placement

            On December 12, 1996 the Company completed a private placement of 84 units each consisting of 80 shares of Class A Convertible Preferred Stock ("Preferred Stock") and 50,000 Common Stock Purchase Warrants to purchase in the aggregate 4,200,000 shares of Common Stock at an exercise price of $4.00 per share. Proceeds were approximately $7,869,100, net of related expenses. The Preferred Stock has a stated value of $1,250 per share and each share is convertible at any time after April 30, 1998 into such whole number of shares of Common Stock equal to the aggregate stated value of the Preferred Stock to be converted divided by the lesser of (i) $2.00 or (ii) 50% of the average closing sale price for the Common Stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company must use the proceeds, if any, derived from the exercise of the Company's currently outstanding public Common Stock Warrants, which expire in October 1997, or 50% of the proceeds from any other equity financing to redeem the Preferred Stock at 110% of stated value. The Company also has the option to redeem all, or any portion of, on a pro-rata basis, the Preferred Stock at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

                                ENTERACTIVE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

            The Conversion Rate of the Convertible Preferred Stock (when calculated on the basis of dividing the Stated Value by $2.00 only) will be subject to adjustment to protect against dilution in the event of stock dividends, stock splits, combinations, subdivision and reclassifications.


8.          Early extinguishment of debt

            As  a  result  of  agreements  among  the  Company,  certain  former employees and GKN  Securities  Corp.,  in January,  1997 the Company
            repaid   $475,800  of  it's  long-term  debt  plus  related  accrued interest.


9.          Subsequent Events

            On  April  3,  1997  the  Company's  shareholders  approved  (1)  an amendment to the Certificate of Incorporation increasing the authorized number of shares of common stock to 50,000,000 from 30,000,000 and (2) an amendment to the Company's 1994 Incentive and Stock Option Plan increasing the number of shares of Common Stock authorized for issuance upon exercise of the options granted pursuant to the plan to 2,500,000 from 1,500,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On February 29, 1996, the Company completed the acquisition of Lyriq, whereby Lyriq was merged into a wholly-owned subsidiary of the Company. The Lyriq acquisition was accounted for under the purchase method of accounting with the Company as the acquiring entity. See Note 2 to the accompanying consolidated financial statements.

Reorganization

On July 15, 1996 the Company announced a restructuring, comprised of a 45% reduction of its Washington DC based development staff, and changes in senior management. In connection with the downsizing, John Ramo, president and chief operating officer and Jolie Barbiere, a vice president, resigned as officers and members of the Company's Board of Directors.

Affiliation with USWeb

On December 4, 1996 the Company signed an agreement with USWeb Corporation under which the Company has established a subsidiary to operate USWeb Cornerstone affiliate offices in New York and subject to regulatory approval, the exclusive rights to develop new USWeb Cornerstone affiliate offices in Long Island, Philadelphia, Baltimore, Stamford, CT and Bergen County and Newark, NJ. The subsidiary, which is named USWeb Cornerstone, is intended to provide a full range of Internet and Intranet-based business solutions; including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting and marketing.

Quarterly results

The Company's quarterly operating results from its sales of entertainment and recreational software have in the past and are likely in the future to vary significantly depending on factors such as the timing of new hardware and software title introductions, the degree of market acceptance of such titles and the introduction of titles competitive with those of the Company. In addition, the home recreation and entertainment software business is highly seasonal. Typically, revenues are highest during the last calendar quarter (which includes the holiday buying season), decline in the first calendar quarter and are lowest in the second and third calendar quarters. This seasonal pattern is due primarily to the increased demand for home recreation and entertainment software titles during the year-end holiday buying season. The Company expects its future software revenues and operating results reflect these seasonal factors.

For the quarters ended February 28, 1997 and February 29, 1996 approximately 65.3% and 59.2% of the Company's costs and expenses were incurred in connection with the development and/or marketing of specific titles. The Company's costs vary significantly based on the number of titles being developed for and marketed by the Company. Accordingly, adjustments in the level of expenditures can be readily implemented.

The Company expects that the operating results from its USWeb Cornerstone related operations will reflect the costs of establishing offices, hiring personnel and marketing its services. Cost will exceed related revenues during the start up phase of this business. However, management believes that since a significant component of the business cost will be personnel related it can quickly adjust staffing levels to correspond to anticipated demand.

Results of operations for the nine and three months ended February 28, 1997 vs. February 29, 1996.

The Company recognized product sales, net of estimated returns of $881,300 and $115,200, in the nine and three months ended February 28, 1997, respectively, an increase of $556,500 and $20,000 over the nine and three month period ended February 29, 1996. This significant increase is due to increased volumes. The increases in both accounts receivable and inventory are related to the Company's software publishing operations.

Royalty revenue was $527,900 and $152,600 in the nine and three months ended February 28, 1997, respectively, an increase of $424,600 and $151,700 over the nine and three month period ended February 29, 1996, respectively. The increase is primarily due to greater royalties from international licenses.

Cost of product sales was $462,500 and $113,600 in the nine and three months ended February 28, 1997, respectively, an increase of $384,900 and $91,300 over the nine and three month period ended February 29, 1996, respectively. The increase in cost of product sales in absolute dollars is due to increases in sales volume. The increase in the percentage of cost of product sales to net product sales in the current year reflects the increase in allowances for returns and other sales credits which is recorded as a reduction in net product sales.

Amortization of capitalized software was $321,200 and $107,000 in the nine and three months ended February 28, 1997, respectively. This amortization is a result of the capitalized software acquired in connection with the Lyriq acquisition.

Research and development expenses were $1,982,200 and $542,000 in the nine and three months ended February 28, 1997, respectively, a decrease of $319,300 and $302,200 over the nine and three month period ended February 29, 1996, respectively. This decrease reflects lower spending on development of fewer new titles.

Marketing and selling expenses were $2,641,300 and $835,500 in the nine and three months ended February 28, 1997, respectively, an increase of $1,286,600 and $491,200 over the nine and three month period ended February 29, 1996, respectively. This increase reflects a greater number of titles being marketed and the Company's shift to entertainment and recreational products which require higher levels of marketing support to generate sales. The quarterly increase also reflects trade and consumer cooperative advertising allowances to secure shelf space for product.

Internet Services Expenses were $516,700 in the nine and three months ended February 28, 1997. These expenses represent start-up costs, including staffing and payroll related, as well as costs associated with opening new offices for the USWeb Cornerstone subsidiary.

General and administrative expenses were $1,118,100 and $210,600 in the nine and three months ended February 28, 1997, respectively, a decrease of $128,800 and $376,700 over the nine and three month period ended February 29, 1996, respectively.

Interest expense was $33,100 and $10,900 in the nine and three months ended February 28, 1997, respectively, a decrease of $25,100 and $46,600 over the nine and three month period ended February 29, 1996, respectively. This decrease is due to the repayment of the majority of the loans for repurchased shares of the Company Common Stock.

Interest  income was  $165,200  and $81,800 in the nine and three  months  ended
February 28, 1997, respectively, an increase of $55,200 and $62,000 over the nine and three month period ended February 29, 1996, respectively. This increase reflects higher cash balances resulting from the proceeds from the private placement of preferred stock completed on December 12, 1996.

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

Liquidity and Capital Resources

Since 1995, the Company's principal sources of capital have been as follows:

            (i) In a bridge financing consummated in January 1996, the Company received approximately $2,460,000 in net proceeds from the sale of convertible notes and warrants. Simultaneously with the closing on May 21, 1996 of the pubic offering described below, convertible notes with an aggregate principal of $2,250,000 were converted into 740,734 shares of Common Stock, while $450,000 of convertible notes were repaid.

            (ii) On May 21, 1996, the Company consummated a public offering by issuing 2,415,000 shares of Common Stock to the public. The net proceeds from this offering were $6,791,600.

            (iii) On December 12, 1996 the Company completed a private placement of 84 units each consisting of 80 shares of Class A Convertible Preferred Stock ("Preferred Stock") and 50,000 Common Stock Purchase Warrants to purchase in the aggregate 4,200,000 shares of Common Stock at an exercise price of $4.00 per share. Proceeds were approximately $7,869,100, net of related expenses. The Preferred Stock has a stated value of $1,250 per share and each share is convertible at any time after April 30, 1998 into such whole number of shares of Common Stock equal to the aggregate stated value of the Preferred Stock to be converted divided by the lesser of (i) $2.00 or (ii) 50% of the average closing sale price for the Common Stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company must use the proceeds, if any, derived from the exercise of the Company's currently outstanding public Common Stock Warrants, which expire in October 1997, or 50% of the proceeds from any other equity financing, to redeem the Preferred Stock at 110% of the stated value. The Company also has the option to redeem the Preferred Stock at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

In May 1996 the Company consummated an agreement with certain of its officers pursuant to which the Company repurchased 1,000,000 shares of Common Stock at $1.00 per share. As a result of agreements among the Company, certain former employees and GKN Securities Corp. in January, 1997 the Company repaid $475,800 of it's long-term debt plus related accrued interest. At February 28, 1997 $919,600 of the purchase price had been paid. Interest will accrue on the unpaid balances at the prime rate and is payable quarterly.

At February 28, 1997, the Company had cash and equivalents of $6,516,700. The increase of $511,300 in cash and equivalents from May 31, 1996 reflects the receipt of approximately $7,869,100 in net proceeds from a private placement consummated in December 1996, partially offset by the funding of operating activities, as described above, and a $625,000 payment for affiliate rights The increase in both accounts receivable and inventory are related to the Company's software publishing operation.

Capital expenditures were $60,100 and $26,400 in the nine and three months ended February 28, 1997, respectively, an increase of $28,000 and $22,000 from the nine and three month period ended February 29, 1996, respectively. The Company expects capital expenditures in the fiscal year ending May 31, 1997 to be higher than the average of both fiscal 1996 and 1995 principally as a result of the cost of acquiring the equipment required for the US Web Cornerstone offices and development center.

The Company believes that its existing cash and equivalents, and anticipated revenues will be sufficient to meet its liquidity and cash requirements for at least the next 15 months. However, these funds may not be sufficient to meet the Company's longer term cash requirements for operations. Based on management's assessment of the future marketability of its titles and demand for Web related services, the Company may significantly alter the level of expenses both within the next 15 months and thereafter.

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

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          On December 12, 1996, the Company completed a private placement to accredited investors of 84 units each consisting of 80 shares of Class A Convertible Preferred Stock ("Preferred Stock") and 50,000 Common Stock Purchase Warrants to purchase in the aggregate 4,200,000 shares of Common Stock at an exercise price of $4.00 per share. Proceeds were approximately $7,864,100, net of related expenses.

          GKN Securities Corp. acted as the placement agent in the private placement and received a placement agent fee of $432,000 and a non-accountable expense allowance equal to $83,000. The private placement was completed in reliance on the private offering exemptions contained in Sections 3 (b) and/or 4 (2) of the Securities Act of 1933, as amended, and in reliance on similar exemptions under certain appplicable state laws. For information relating to the redemption and conversion of the Preferred Stock see "Note 9 to Notes to Condensed Consolidated Financial Statements."

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security-
          Holders

None

Item 5.   Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) None

         (b) The Company filed one form 8-K under Item 5. --- Other Events during the quarter ended February 28, 1997.

                                   SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ENTERACTIVE, INC.
                                        -----------------
                                        (Registrant)




Date April 21, 1997                    /s/ Kenneth Gruber
                                       ------------------------------
                                       Kenneth Gruber
                                       Chief Financial Officer and
                                       Principal Accounting Officer