Form 10KSB
period 1997-05-31
ENTERACTIVE INC /DE/
filed 1997-09-05
CIK 929648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                              Commission
                                                     File Number:
May 31, 1997                                           1-13360


                                Enteractive, Inc.
           (Name of Small Business Issuer as Specified in its Charter)

            Delaware                                22-3272662
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

  110 West 40th Street, Suite 2100
           New York, NY                               10018
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

                                                  None

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the Fiscal year ended May 31, 1997 were $1,655,700

The aggregate market value of the voting stock held by non - affiliates of the Registrant, based upon the closing price of the Common Stock on August 25, 1997, was approximately $7,949,496. As of August 25, 1997, the Registrant had outstanding 7,679,441 shares of Common Stock.

                                Enteractive, Inc.

                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I

                                                                            Page

Item 1.     Description of Business                                           3

Item 2.     Description of Property                                           5

Item 3.     Legal Proceedings                                                 5

Item 4.     Submission of Matters to a vote of Security Holders               5


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters          6

Item 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               6

Item 7.     Consolidated Financial Statements                                 9

Item 8.     Changes in and Disagreements with
            Accountants on Accounting  and Financial Disclosure              10


                                    PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act                10

Item 10.    Executive Compensation                                           11

Item 11.    Security Ownership of Certain Beneficial Owners and Management   14

Item 12.    Certain Relationships and Related Transactions                   19

Item 13.    Exhibits, Lists and Reports on Form 8-K                          19

PART 1

Item 1      Description of Business

Enteractive, Inc., a Delaware corporation (the "Company"), incorporated in December 1993, is the successor to Sonic Images Productions, Inc. ("Sonic"), a District of Columbia corporation incorporated in 1979 which was merged with and into the Company in May 1994 ("Merger"). The Company, as the surviving entity of the Merger, continued its existence following the Merger as a Delaware corporation. On February 29, 1996, Lyriq International Corporation ("Lyriq") merged into a wholly owned subsidiary of the Company pursuant to an Agreement and Plan of Merger ("Lyriq Acquisition"). Unless otherwise indicated, references to the Company shall include its wholly owned subsidiaries and predecessor. Headquartered in New York, New York, the Company offers products and services to customers for the design, development, operation and maintenance of customer Intranets or sites on the Internet and World Wide Web and publishes multimedia titles to the home. As described under Recent Developments below, the Company recently entered into an agreement, which provides that the Company will sell its domestic distribution rights, inventory and certain accounts receivable from its interactive multimedia publishing business to a third party. The Company's address is 110 West 40th Street, Suite 2100, New York, New York 10018 and its telephone number is (212) 221-6559. Its World Wide Web site address is http://www.crstone.com.

On July 15, 1996, the Company announced a restructuring, comprised of a 45% reduction of its Washington DC-based development staff, and changes in senior management. In connection with the restructuring, John Ramo, President and Chief Operating Officer and Jolie Barbiere, a Vice President, resigned their positions as officers and members of the Company's Board of Directors. The Company believes that the restructuring resulted in lowering certain fixed costs and increased product development flexibility while maintaining high quality standards.

Throughout the first half of fiscal 1997 the Company was primarily engaged in the development, publishing and marketing of multimedia interactive software with an emphasis on the CD-ROM platform. As a result of a rigorous review of the CD-ROM market, the Company's performance and the related risks of continuing to develop and market interactive multimedia titles, the Company concluded that it could capitalize on what the Company believes to be a vibrant market and upon its expertise in developing interactive multimedia products by redirecting its business to provide network and Web-related solutions, products and services to businesses and other entities.

The Company plans to, directly or in cooperation with third parties, design, develop, install, maintain and host customer Intranets or sites on the Internet and World Wide Web. The Company believes this to be a vibrant market. According to an August 1996 report by Forrester Research the number of Web sites is projected to grow from 43,000 at the end of 1996 to 657,000 at the end of 2000. In addition businesses are demanding more complex Web sites, as these sites become increasingly important first points of contact with current and prospective customers. Accordingly, the Company believes that a company's Web site is becoming a mission-critical component of the enterprise. Companies are also increasingly deploying Intranets to manage their internal corporate communications because they enable employees and business associates to receive corporate information and training efficiently, communicate through e-mail, use the internal network's client applications and access proprietary information and legacy databases.

On December 4, 1996, the Company entered into an agreement (the "Enteractive Affiliates Agreement") with USWeb Corporation ("USWeb") pursuant to which the Company became an affiliate of USWeb and a member of USWeb's network of independent affiliates (the "USWeb Network"). Under the Enteractive Affiliates Agreement, the Company paid $625,000 for the right to operate USWeb affiliate offices in certain localities for 10 years as provided below. USWeb is a relatively new venture, which has raised approximately $34 million to date. Principal investors include Softbank Corporation, which owns Comdex and Ziff-Davis Publishing, 21st Century Communications Partners L.P., Wheatley Partners L.P. and Reuters. See "Certain Relationships and Related Transactions." USWeb is seeking to capitalize on the service opportunities presented by the increasing use of the Internet and Intranets as commercial tools. The Company has formed a subsidiary, Enteractive Network Solutions Inc., doing business as USWeb Cornerstone, which is intended to provide a full range of Internet and Intranet-based business solutions, including Website design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting and marketing. The Company is obligated to pay USWeb monthly royalty and service and marketing and advertising fees equal in the aggregate to 7% of Adjusted Gross Revenues from this business, as defined in the agreement, but not less than certain contractual fee levels.

The Company has been granted exclusive rights to develop new USWeb Affiliate offices in Long Island (Nassau-Suffolk County), Philadelphia, Baltimore, Stamford, CT, and Bergen County and Newark, NJ The Company has established a USWeb Affiliate office in New York City and in each of the above territories. The exclusive rights granted to the Company are subject to certain minimum performance standards set forth in the Enteractive Affiliates Agreement. If the Company is unable to meet these minimum performance standards, its exclusive rights may be terminated.

Recent Developments

On August 15, 1997 the Company entered into an agreement with Enteractive Distribution Company, LLC ("EDC"), an unrelated company, which is subject to the satisfaction of certain closing conditions. Under the terms of the agreement EDC will acquire the inventory and certain accounts receivable existing at the date of the closing resulting from the Company's interactive multimedia publishing business. In addition the Company has assigned its domestic distribution contracts with its domestic distributors to EDC and has granted EDC an exclusive license to market the Company's interactive multimedia titles in North America for a minimum of two years. If the transaction is consummated, the Company has been guaranteed the greater of $100,000 or 50% of EDC's proceeds from the sale of the inventory in the 9 months following the closing and 50% of the accounts receivable balances collected by EDC within 24 months of closing. The Company will also receive royalties on sales of its products subsequent to liquidation of existing inventory of 15% for three years and 10% thereafter. EDC will also pay the Company a 5% royalty from the sales of any third party products it sells. The Company is evaluating the most appropriate manner to continue licensing its multimedia titles outside the United States. The Company does not believe that it will incur significant ongoing costs associated with the domestic or international distribution of its multimedia titles.

As a result of the Company's agreement with EDC, the Company wrote down the majority of its interactive multimedia related business assets in the fourth quarter of fiscal 1997 to the related anticipated minimum proceeds of $100,000. These assets are classified as "assets held for sale" in the Company's May 31, 1997 balance sheet.

Company Strategy

The Company's goal is to become the leading professional services firm to organizations requiring high quality, cost-effective business solutions utilizing Internet presence and Intranet technology. The Company believes that a network of branch offices will create economies of scale through the creation of regional development centers, coordinated marketing, centralized research and development and lower administrative costs. As an affiliate of the USWeb Network the Company believes it will quickly establish itself and focus its resources on revenue generating activities.

Under the arrangement with USWeb, the Company is required to pay license and marketing fees totaling 7% of revenues (reduced by the cost of any third party products) and receives a number of services including: (1) centralized marketing, brand awareness and lead generation programs; (2) technology services, including proprietary research on Web site and Intranet technologies and an internal marketplace of skills and technologies and (3) strategic relationships with leading hardware and software companies such as Microsoft, Compaq Computer, and Wall Data. Currently the USWeb network has more than 50 offices nationwide.

Key elements of the Company's strategy are:

                   Provide customers solutions based on state of the art proprietary or exclusive products. The Company believes that proprietary solutions will provide it with a competitive advantage. The Company has acquired (1) Black Book, a sophisticated contact manager designed for mid-size investment managers and (2) entered into an exclusive relationship with USWeb Boise to sell WebWare Access Framework in certain territories. This software delivers digital asset management and workflow automation with dynamic Intranet and Extranet Web capabilities. The Company will concentrate its initial marketing efforts of WebWare Access Framework in the printing, prepress and publishing industries.

                   Build a strong marketing and development team. The Company's success requires highly trained executive and professionals including a technically oriented marketing and sales staff along with a development team, which includes creative web site designers, database and application software engineers. The Company believes that in order to quickly scale revenues there will be ongoing investments in personnel, tools (computer software and hardware) and training.

                   Leverage USWeb strategic relationships. USWeb has developed a number of strategic relations with leading hardware and software companies. For example, USWeb and Microsoft have entered into a joint marketing and technical partnership agreement. Additionally USWeb has entered into relationships with Compaq Computer Corporation and Sun Microsystems, Inc. , which enables the company to participate in reseller, joint marketing and technology programs, which the Company would have not qualified for on a standalone basis. These programs enable the Company to leverage the USWeb brand with those of other industry leaders.

Competition

The market for the Company's professional services is highly competitive. The Company faces competition from national and regional advertising agencies, specialized and integrated marketing communication firms as well as sole proprietorships and small businesses in the computer network solutions industry. The Company expects that new competitors that either provide integrated or specialized services (e.g. corporate identity and packaging, advertising services or World Wide Web site design) and are technologically proficient will emerge and will be competing with the Company. Many of the Company's competitors and potential competitors have longer operating histories, longer client relationships and significantly greater financial, management and other resources than the Company. Further the skilled technical and sales personnel the Company requires are also in high demand. Consequently, the Company may not be able to hire enough personnel at affordable salaries to support projected growth.

The Company will attempt to differentiate itself from its competitors through its affiliation with USWeb by leveraging the brand and strategic relationships they have created, providing proprietary solutions to its customers and providing superior solutions to its clients.

Employees

As of August 31, 1997 the Company had 52 employees all of whom are employed on a full-time basis. The staff is comprised of 25 sales and marketing, 16 in development and 11 in general and administrative functions. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2    Properties

The Company owns no real property. The Company conducts its operations through ten facilities. The Company leases office space in New York City, NY (headquarters, sales and development), Baltimore, MD (sales), Philadelphia, PA (sales), Lake Success, NY (sales), Cedar Knolls, NJ (sales), Clifton, NJ (sales), Washington DC (development), and Stamford, CT (sales and development). These leases total approximately 22,640 square feet and have a total minimum annual rental of approximately $353,840. Most of the office facilities' leases are non-cancelable and expire at various times through August 2002.

Item 3    Legal Proceedings

None

Item 4      Submission of Matters to a Vote of Security Holders

The Company has approximately 7,679,441 shares of Common Stock $.01 par value ("Common Stock") outstanding and 6,720 shares of Class A Convertible Preferred Stock $.01 par value ("Preferred Stock") outstanding. Holders of Common Stock are entitled to one vote for each share and holders of Preferred Stock and as of April 1997 holders of Preferred Stock were entitled to 992 votes for each share for an aggregate of 6,666,240 votes. In April, 1997 the Company's stockholders approved the election of directors of the following individuals by a vote of 10,826,118 to 69,640: Andrew Gyenes, Michael Alford, Rino Bergonzi, Peter Gyenes, Harrison Weaver, Randal Hujar, and Stephen Fisher (who subsequently resigned). The stockholders also approved a proposal to increase the authorized capital of the Company to 52,000,000 shares consisting of 50,000,000 shares of Common Stock, and 2,000,000 shares of Preferred Stock. Approximately 10,654,004 shares of Common Stock and Preferred Stock or 74.2% of the Common shares outstanding plus the voting rights held by holders of Preferred Stock voted in favor of the proposal.

The stockholders also approved a proposal, which increased the number of shares of Common Stock reserved for issuance under the Company's 1994 Incentive and Non-Qualified Stock Option Plan to 2,500,000. 7,220,867 shares of Common Stock and Preferred Stock voted in favor of the proposal. This constituted 96% of the total number of votes cast by holders of Common shares plus the voting rights held by holders of Preferred Stock.

PART 2

Item 5     Market for Common Equity and Related Stockholder Matters

The Common Stock of Enteractive is traded under the symbol ENTR on the NASDAQ SmallCap Market. The Company's Common Stock is also traded on the Boston Stock Exchange under the symbol "ENT". The following table sets forth the ranges of the high and low closing bid prices for the Common Stock since May 31, 1995, as reported on the Nasdaq SmallCap Market, the principal trading market for the Common Stock. The quotations are interdealer prices without adjustment for retail markups, markdowns, or commission and do not necessarily represent actual transactions.

                                  COMMON STOCK

                             YEAR ENDED MAY 31, 1996

                              High                    Low
First Quarter                 4-3/8                   3
Second Quarter                4-3/8                   3-3/4
Third Quarter                 4-1/2                   3-5/8
Fourth Quarter                4-1/2                   3-5/8

                             YEAR ENDED MAY 31, 1997

                              High                    Low
First Quarter                 4 3/4                   2-3/4
Second Quarter                3-1/4                   2-5/16
Third Quarter                 3-1/2                   2-3/8
Fourth Quarter                3                       1-1/2


As of August 25, 1997, the Company had outstanding 7,679,441 shares of Common Stock and 53 holders of record of the Company's Common Stock. The company believes that at such date, there were in excess of 500 beneficial owners of the Company's Common Stock.

The Company has never paid any dividends on its Common Stock. The Company currently intends to retain all earnings, if any, to support the development and growth of the Company's business. Accordingly, the Company does not anticipate that any cash dividends will be declared on its Common Stock for the foreseeable future.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis should be read in conjunction with the Consolidated financial Statements of Enteractive and Notes to the Consolidated Financial Statements included elsewhere in this Form 10-KSB.

Overview

Headquartered in New York, New York, the Company offers products and services to customers for the design, development, operation and maintenance of customer Intranets or sites on the Internet and World Wide Web and publishes multimedia titles to the home.

Throughout the first half of fiscal 1997 the Company was primarily engaged in the development, publishing and marketing of multimedia interactive software with an emphasis on the CD-ROM platform. As a result of a rigorous review of the CD-ROM market, the Company's performance and the related risks of continuing to develop and market interactive multimedia titles, the Company concluded that it could capitalize on what the Company believes to be a vibrant market and upon its expertise in developing interactive multimedia products by redirecting its business to provide network and Web-related solutions, products and services to businesses and other entities.

The Company has become a member of US Web's network of independent affiliates. Pursuant to the Enteractive Affiliates Agreement, the Company is obligated to pay USWeb monthly royalty and service and marketing and advertising fees equal in the aggregate to 7% of Adjusted Gross Revenues from this business, as defined in the agreement, but not less than certain contractual fee minimums.

On December 12, 1996, the Company received approximately $7,869,000 in net proceeds from the consummation of private placement whereby the Company issued Preferred Stock and granted Warrants. See "Liquidity and Capital Resources".

In January 1997, as a result of agreements among the Company, certain former employees and GKN Securities Corp ("GKN"), the placement agent for the private placement and the Underwriter of the Company's public offerings, the Company repaid $475,800 of its long-term debt plus related accrued interest. See "Liquidity and Capital Resources".

Recent Developments

On August 15, 1997 the Company entered into an agreement with Enteractive Distribution Company, LLC ("EDC"), an unrelated company, which is subject to the satisfaction of certain closing conditions. Under the terms of the agreement EDC will acquire the inventory and certain accounts receivable existing at the date of the closing resulting from the Company's interactive multimedia publishing business. In addition the Company has assigned its domestic distribution contracts with its domestic distributors to EDC and has granted EDC an exclusive license to market the Company's interactive multimedia titles in North America for a minimum of two years. If the transaction is consummated, the Company has been guaranteed the greater of $100,000 or 50% of EDC's proceeds from the sale of the inventory in the 9 months following the closing and 50% of the accounts receivable balances collected by EDC within 24 months of closing. The Company will also receive royalties on sales of its products subsequent to liquidation of existing inventory of 15% for three years and 10% thereafter. EDC will also pay the Company a 5% royalty from the sales of any third party products it sells. The Company is evaluating the most appropriate manner to continue licensing its multimedia titles outside the United States. The Company does not believe that it will incur any significant ongoing costs associated with the domestic or international distribution of its multimedia titles.

As a result of the Company's agreement with EDC, the Company wrote down the majority of its multimedia business related assets in the fourth quarter of fiscal 1997 to the related anticipated minimum proceeds of $100,000. These assets are classified as "assets held for sale" in the Company's May 31, 1997 balance sheet.

Quarterly results

The Company expects its quarterly results to vary significantly in the future. The number of customer contracts signed as well as the ability of the solutions to be readily implemented by the development staff significantly influence revenues. Further market acceptance of the Company's offerings is dependent on
(1) the growth and utilization of the Internet as a medium for commerce, (2) the success of USWeb establishing and positioning the USWeb brand in the territories where the Company operates (3) the degree of market acceptance of the Company's offerings and (4) the success of offerings by competitors. The Company does not expect seasonal factors to be a significant influence on revenues.

Results of Operations - Years Ended May 31, 1997 and 1996

Beginning in February 1997 the Company incurred expenses to start the Internet services business. The costs from February through May were $1,385,000 and are allocated to the appropriate captions in the accompanying Consolidated Statements of Operations. By May 31, 1997 the Company was no longer developing or actively marketing its interactive multimedia titles. The fiscal 1997 results of operations include adjustments to the carrying value of inventory and accounts receivable and the write-off of previously capitalized software costs totaling $1,070,600.

The Company recognized revenue of $922,500 and $461,900 in fiscal 1997 and fiscal 1996, respectively, from sales of its published titles through independent distributors, net of estimated returns and exchanges. Such amounts represent sales of titles published by the Company. The increase in revenues relates to higher volumes from more titles in the market in fiscal 1997 than fiscal 1996.

Product development revenue was $40,700 and $257,700 in fiscal 1997 and fiscal 1996, respectively. This revenue decreased because the Company adopted a strategy in fiscal 1995 to develop titles for their own account and not for others. The Company completely fulfilled all open contracts by May 31, 1997.

Royalty revenue was $692,500 and $133,600 in fiscal 1997 and fiscal 1996 respectively. The increase is due to higher levels of international licenses and royalties received from original equipment manufacturers that packaged the Company's products with their product offerings.

Cost of product sales was $901,600 and $286,000 for fiscal 1997 and fiscal 1996, respectively. The increase is primarily due to an inventory write off of approximately $400,000 as a result of the Company's contract with EDC discussed above and to the higher unit sales in fiscal 1997.

Cost of development revenue was $37,000 and $225,500 in fiscal 1997 and fiscal 1996, respectively. The decrease was due to the related decrease in product development revenue.

Research and development expense was $2,554,200 and $3,295,000 in fiscal 1997 and fiscal 1996, respectively. The fiscal 1997 amount includes $287,000 related to the hiring of new development staff as well as training existing staff to support Internet development. Exclusive of the Internet services expenses the decrease in research and development is $1,027,800. This reflects the Company's decision to stop developing interactive multimedia titles.

Marketing and selling expenses were $3,312,300 and $2,250,400 in fiscal 1997 and fiscal 1996, respectively. Marketing expense in fiscal 1997 includes $41,000 related to the Internet services business. The increase exclusive of the Internet services expenses of $1,020,900 reflects the increase in the number of titles the Company was marketing throughout the year as well as the Company's shift in fiscal 1997 to entertainment and recreational products, which required higher levels of marketing support to generate sales.

General and administrative expenses were $2,230,500 and $1,509,800 for the fiscal 1997 and fiscal 1996, respectively. Exclusive of $1,057,000 of Internet services costs incurred in fiscal 1997, related to establishing and staffing five new offices for the Internet services business, general and administrative expenses are $1,173,500. This is $336,300 lower than fiscal 1996 as a result of the change in business strategy, which occurred in the second half of fiscal 1997.

Interest expense was $33,100 and $98,500 in fiscal 1997 and fiscal 1996, respectively. Interest expense in fiscal 1997 related to the borrowing associated with the repurchase of Company common shares in May 1996, which was paid by May 31, 1997 except for $$40,200 due May 1998. The interest expense in fiscal 1996 primarily includes interest and other borrowing costs incurred in connection with the issuance of convertible notes, which were repaid in May 1996.

Interest income was $240,200 and $126,300 in fiscal 1997 and 1996, respectively, due to interest earned on higher cash balances resulting from the public offering of common stock in May 1996 and the private placement of Preferred Stock in December 1996.

No income tax benefit was recorded in fiscal 1997 or 1996. The Company does not believe it will generate taxable income during the period ending May 31, 1998. Beyond such time, using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against its deferred tax asset.

Liquidity and Capital Resources

Since June 1, 1995, the Company's principal sources of capital have been as follows:

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

          (iii) On December 12, 1996 the Company completed a private placement of 84 units each consisting of 80 shares of Preferred Stock and 50,000 Common Stock Purchase Warrants to purchase in the aggregate 4,200,000 shares of common stock at an exercise price of $4.00 per share. Proceeds were approximately $7,869,000, net of related expenses of $531,000. The Preferred Stock has a stated value of $1,250 per share and each share is convertible at any time after April 30, 1998 into such whole number of shares of common stock equal to the aggregate stated value of the Preferred Stock to be converted divided by the lesser of
                 (i) $2.00 or (ii) 50% of the average closing sale price for the common stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company must use the proceeds, if any, derived from the exercise of the Company's currently outstanding public common stock warrants, which expire in October 1997, or 50% of the proceeds from any other equity financing, to redeem the Preferred Stock at 110% of the stated value. The Company also has the option to redeem the Preferred Stock at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

In May 1996 the Company consummated an agreement with certain of its officers pursuant to which the Company repurchased 1,000,000 shares of Common Stock at $1.00 per share. Under the purchase agreement as amended, the Company paid all but $40,200 of the purchase price by May 31, 1997.

At May 31, 1997, the Company had cash and cash equivalents of $4,952,900. The decrease of $1,052,500 in cash and cash equivalents from May 31, 1996 reflects the funding of operating activities - $7,556,700, acquisition of the USWeb affiliation rights - $625,000, purchase of fixed assets - $187,100 and repayments of long-term debt - $626,500, partially offset by the private placement described above which yielded $7,869,100. The decrease in both accounts receivable and inventory are related to the Company's adjusting these balances to their net realizable value.

Capital expenditures were $187,100 and $65,600 in fiscal 1997 and fiscal 1996. The Company expects capital expenditures in the fiscal year ending May 31, 1998 to be higher than both fiscal 1997 and 1996 principally as a result of the cost of acquiring the equipment required for the US Web affiliate field offices, web site hosting and development centers.

The Company believes that its existing cash and cash equivalents and anticipated revenues will be sufficient to meet its liquidity and cash requirements for at least the next 12 months. However, these funds may not be sufficient to meet the Company's longer-term cash requirements for operations. Based on management's assessment of the future marketability of its titles and demand for Web related services, the Company may significantly alter the level of expenses both within the next 12 months and thereafter.

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

Item 7    Consolidated Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-KSB. See item 13

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART 3

Item 9      Directors,   Executive  Officers,  Promoters  and  Control  Persons;
            Compliance With Section 16(a) of the Exchange Act

Executive Officers and Directors

The executive officers and directors of Enteractive, Inc. (the "Company" or "Enteractive") as of August 29, 1997 are as follows:

Name                   Age     Position
- ----                   ---     --------

Andrew Gyenes.......   61      Chairman of the Board and Chief Executive Officer
Kenneth Gruber......   45      Executive Vice President, Chief Financial Officer
                               and Secretary
James McNiel........   34      Executive Vice President, Business Development
Michael Alford......   51      Senior Account Executive, and Director
Randal Hujar........   37      General Manager (Stamford Office), and Director
Rino Bergonzi.......   51      Director
Peter Gyenes........   52      Director
Harrison Weaver.....   65      Director

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

Kenneth Gruber has been Executive Vice President since May 1997 and Chief Financial Officer and Secretary of the Company since November 7, 1994. Prior to joining the Company, Mr. Gruber was employed by Children's Television Workshop ("CTW") since 1984, and served as CTW's Vice President and Chief Financial
Officer from 1993 to November 1994, as CTW's Vice-President of Finance and Administration (1989-1993) and as Vice-President of Finance (1988-1989).

James McNiel has been Executive Vice President of Business Development since May 1997. Mr. McNiel also acted as a consultant to Enteractive from October 1996 through April 1997. Prior to joining the Company, Mr. McNiel was employed by Cheyenne Software as Executive Vice President of corporate development from 1992 to 1997. At Cheyenne, Mr. McNiel expanded the OEM sales channels by signing agreements with IBM, Intel, Compaq, Novell, Hewlett Packard, and other industry leaders. Prior to Cheyenne, Mr. McNiel worked at Archive Corporation (now Seagate), creating their retail marketing strategy and at AST Computer as senior manager of advanced products. Mr. McNiel began his career in 1981 at LucasFilm Ltd. as a lead software engineer where he worked on post-production film/video editing systems.

Michael Alford has been Senior Account Executive since April 1997, and a director of the Company since May 1994. Mr. Alford was Vice President, Executive Producer of the Company from July 1996 to April 1997 and served as Vice President Development of the Company from May 1994 to July 1996. From 1992 through May 1994, he was the Vice President Development and a director of Sonic, the Company's predecessor in interest. Prior to 1992, Mr. Alford was department head of Versar Incorporated, an environmental consulting firm, for more than five years.

Randal Hujar has been a General Manager and Director of the Company since April 1997. From April 1996 to April 1997, Mr. Hujar was Vice President of Marketing and Sales. Prior to joining the Company, Mr. Hujar was President and Chief Executive Officer of Lyriq since its founding in December 1991. From February 1991 to March 1991, Mr. Hujar was the Managing Director of the Lyriq Group, a marketing consulting firm. From January 1989 to January 1990 he was director of 1-2-3 Product Line Marketing at Lotus Development Corporation.

Rino Bergonzi has served as a director of the Company since January 1995. Since November 1993, Mr. Bergonzi has served as Vice President and Division Executive of Corporate Information Technology Services at AT&T, and has 25 years of experience in the information services field that includes working for such companies as Western Union, United Parcel Service Information Services and EDS Corp.

Peter Gyenes has served as a director of the Company since January 1995. Mr. Peter Gyenes has served as President and Chief Executive Officer of VMARK Software, Inc., a client/server software and services firm since April 1997. From May 1996 to April 1997, My Gyenes was Executive Vice President of International Operations of VMARK. Mr. Gyenes served as President and Chief Executive Officer of Racal InterLan, Inc., a leading supplier of local area networking products, from May 1995 to May 1996. Since January 1986 he has also served as a director of Axis Computer Systems, Inc. From January 1994 to April 1994 he was President of the Americas Division of Fibronic International, Inc. and from August 1990 to December 1993 Vice President and General Manager of Data General Corporation's international operations and mini-computer business unit. Mr. Peter Gyenes has also held management, marketing, sales and technical positions with Encore Computer, Prime Computer, Xerox and IBM. Mr. Peter Gyenes is the brother of Andrew Gyenes, Chairman of the Board and Chief Executive Officer of the Company.

Harrison Weaver has been a director of the Company since December 1993. He was a Vice President of the Company from December 1993 through May 1994. He has been a director of The Continuum Group, Inc. ("Continuum") since 1987, the Chairman of the Board and Chief Executive Officer of Continuum since December 1991 and the President of Continuum since August 1994. In September 1995 Continuum applied for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Weaver is the founder and President of Weaver Associates, a diversified printing concern located in Cranford, New Jersey, which has been in business for over 25 years. He served for thirteen years as President of the New Jersey State Opera, becoming President Emeritus in 1987. Mr. Weaver has received many distinguished achievement awards, including the Governor's Award Medal for outstanding contributions to the Arts for the State of New Jersey in 1978.

Item 10    Executive Compensation

The following table sets forth, for fiscal 1997, 1996 and 1995, all compensation awarded to, earned by or paid to Andrew Gyenes, the Chairman of the Board and Chief Executive Officer of the Company and Kenneth J. Gruber, Executive Vice President, Chief Financial Officer and Secretary, the only other executive officer of the Company whose salary and bonus exceeded $100,000 with respect to the fiscal year ended May 31, 1997 (the "Named Executive Officers.")

                           SUMMARY COMPENSATION TABLE

                                              Annual         Compensation

                                                                                                  Long Term Compensation
Name and Principal                                                                Other Annual      Awards Securities
position                     Fiscal Year      Salary ($)       Bonus ($)          Compensation     Underlying Options
- --------                     -----------      ----------       ---------          ------------    ----------------------

Andrew Gyenes                   1997          $100,000            --                $13,357(1)          575,000 (2)
 Chairman of the Board          1996          $100,000            --                $13,357(1)          100,000 (3)
   and Chief Executive          1995          $100,000            --                   --                  --
   Officer

Kenneth Gruber                  1997           $87,000         $20,000              $11,787(1)          125,000 (5)
  Executive Vice                1996           $80,000         $20,000              $11,787(1)           25,000 (6)
  President, Chief              1995(4)        $11,667            --                   --                75,000 (7)
  Financial Officer

- ----------------------
(1) Represents payments by the Company for a leased automobile and related insurance and amounts paid by the Company toward health insurance premiums.

(2) Represents options to purchase (i) 300,000 shares of the Company's Common Stock granted on August 15, 1996 under the Company's 1994 Incentive and Non-qualified Plan (the "1994 Plan"), and (ii) 275,000 shares of Common Stock granted on May 7,1997 under the 1994 Plan. None of such options have been exercised.

(3) Represents options to purchase 100,000 shares of Common Stock granted on June 12, 1995 under the 1994 Plan. None of such options have been exercised.

(4)      Mr. Gruber's employment commenced November 7, 1994.

(5) Represents options to purchase (i) 50,000 shares of Common Stock granted on August 15, 1996 under the 1994 Plan, and (ii) 75,000 shares of Common Stock granted on May 7, 1997 under the 1994 Plan. None of such options have been exercised.

(6) Represents options to purchase 25,000 shares of Common Stock granted on June 12, 1995 under the 1994 Plan. None of such options have been exercised.

(7) Represents options to purchase 75,000 shares of Common Stock granted on November 7, 1994 under the 1994 Plan. None of such options have been exercised.

                               STOCK OPTION GRANTS

         The following table provides further information with respect to the options granted in fiscal 1997 to Mr. Gyenes and Mr. Gruber under the 1994 Plan.

                               STOCK OPTION TABLE

                                               % of Total                                       Potential Value At
                               Number of         Options                                       Assumed Annual Rates
                               Securities      Granted to                                         of Stock Price
     Name and Principal        Underlying     Employees in      Exercise or      Expiration      Appreciation For
          Position               Option        Fiscal Year      Base Price         Date           Option Term(1)
          --------               ------        -----------      ----------         ----           --------------

                                                                                                          5%              10%
Andrew Gyenes
   Chairman of the Board        300,000          20%               $3.00           8/15/01             $248,653        $549,459
   and Chief Executive
   Officer                      275,000          19%               $1.625          5/7/02              $123,463        $272,822

Kenneth Gruber
   Executive Vice                50,000          3%                $3.00           8/15/01              $41,442         $91,577
   President, Chief
   Financial Officer             75,000          5%                $1.625           5/7/02              $33,672         $74,406


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

Fiscal Year End Option Values

No options were exercised by the Named Executive Officers during fiscal 1997. The following table shows, for Mr. Gyenes, and Mr. Gruber the number of shares covered by both exercisable and unexercisable employee stock options as of May 31, 1997, and the values for "in-the-money" options, which represent the positive spread between the exercise price of any outstanding stock option and the price of the Common Stock as of May 31, 1997, which was $1.875.

FISCAL YEAR END OPTION VALUES

     Name                  Number of Securities Underlying            Value of Unexercised in-the-Money
                           Unexercised Options at FY End(#)                  Options at FY-End($)
                              Exercisable/Unexercisable                     Exercisable/Unexercisable

Andrew Gyenes                    363,889/536,111                                    0/$68,750

Kenneth Gruber                    78,472/146,528                                    0/$18,750

Item 11    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth beneficial ownership of the Company's Common Stock and Class A Preferred Stock, $.01 par value ("Preferred Stock"), as of July 31, 1997 by (a) each stockholder known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock and Preferred Stock, (b) each director and Named Executive Officer of the Company individually, and (c) all directors and executive officers as a group. Holders of Common Stock are entitled to one vote for each share held on all matters. Holders of each share of Preferred Stock are entitled to such number of votes based on the number of shares that they are convertible into. Except as otherwise indicated in the footnotes below, (x) the Company believes that each of the beneficial owners of the Common Stock and Preferred Stock listed in the table, based on information furnished by such owner, has sole investment and voting power with respect to such shares, and (y) where no address is indicated, the address of the beneficial owner is the address of the principal executive offices of the Company.

                                             Common Stock                               Preferred Stock
                                             ------------                               ---------------

Name and Address of Beneficial Owner        Number of Shares (1)     % of Class         Number of Shares         % of Class

Barry Rubenstein                              4,818,329(2)             44.0%                   4,560(2)            67.9%
68 Wheatley Road
Brookville, NY 11545

Woodland Venture Fund                         1,074,503(3)             13.0%                     560(3)             8.3%
68 Wheatley Road
Brookville, NY 11545

Seneca Ventures                               1,074,503(4)             13.0%                     560(4)             8.3%
68 Wheatley Road
Brookville, NY 11545

Woodland Services Corp.                       1,074,503(5)             13.0%                     560(5)             8.3%
68 Wheatley Road
Brookville, NY 11545

Woodland Partners                             1,074,503(6)             13.0%                     560(6)             8.3%
68 Wheatley Road
Brookville, NY 11545

Irwin Lieber                                  3,385,826(7)             33.1%                   4,000(7)            59.5%
767 Fifth Avenue
45th Floor
NY, NY 10153

21st Century
Communications Foreign Partners, L.P.
Fiduciary Trust                               1,836,522(8)             20.6%                  2,000(11)            29.8%
(Cayman) Limited
P.O. Box 1062
Grand Cayman, B.W.I

21st Century
Communications Partners, L.P.                 1,836,522(9)             20.6%                  2,000(11)            29.8%
767 Fifth Avenue
45th floor
New York, NY 10153



21st Century
Communications T-E Partners, L.P.             1,836,522(10)             20.6%          2,000(11)                    29.8%
767 Fifth Avenue
45th floor
NY, NY 10153

Michael J. Marocco                            1,836,522(12)             20.6%          2,000(12)                    29.8%
767 Fifth Avenue
45th floor
NY, NY 10153

Barry Lewis                                   1,836,522(12)             20.6%          2,000(12)                    29.8%
767 Fifth Avenue
45th floor
NY, NY 10153

John Kornreich                                1,836,522(12)             20.6%          2,000(12)                    29.8%
767 Fifth Avenue
45th floor
NY, NY 10153

Harvey Sandler                                1,836,522(12)             20.6%          2,000(12)                    29.8%
767 Fifth Avenue
45th floor
NY, NY 10153

Andrew Sandler                                1,836,522(12)             20.6%          2,000(12)                    29.8%
767 Fifth Avenue
45th floor
NY, NY 10153

Barry Fingerhut                               3,363,826(13)             33.0%          4,000(13)                    59.5%
767 Fifth Avenue
45th floor
NY, NY 10153

Applewood Associates, L.P.                    1,507,304(14)             16.9%          2,000(14)                    29.8%
68 Wheatley Road
Brookville, NY 11545

Applewood Capital Corp.                       1,507,304(14)             16.9%          2,000(14)                    29.8%
68 Wheatley Road
Brookville, NY 11545

Seth Lieber                                   1,507,304(14)             16.9%          2,000(14)                    29.8%
767 Fifth Avenue
New York, NY 10153

Jonathan Lieber                               1,507,304(14)             16.9%          2,000(14)                    29.8%
767 Fifth Avenue
New York, NY 10153

Marilyn Rubenstein                            1,074,503(15)             13.0%           560(15)                      8.3%
68 Wheatley Road
Brookville, NY  11545

The Marilyn & Barry Rubenstein Family
Foundation                                    1,074,503(16)             13.0%           560(16)                      8.3%

Andrew Gyenes                                   457,639(17)              5.6%              0                            *

Michael Alford                                  172,997(18)              2.2%              0                            *

Ken Gruber                                       97,222(19)              1.3%              0                            *

Harrison Weaver                                  35,000(20)                 *              0                            *

Rino Bergonzi                                    25,000(21)                 *              0                            *

Peter Gyenes                                     21,000(22)                 *              0                            *

Randal Hujar                                    255,734(23)              3.3%              0                            *

All directors and executive
  officers as a group                         1,151,417(24)             13.8%              0                            *

- ----------------------
*    less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any person who, directly or indirectly, through any contract, arrangement, understanding or otherwise, has or shares voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants or convertible notes but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Based on Amendment Number 4 to a Schedule 13D filed on June 17, 1997 by Barry Rubenstein, Woodland Venture Fund ("Woodland Fund"), Seneca Ventures ("Seneca"), Woodland Services Corp. ("Woodland Corp."), 21st Century Communications Partners, L.P. ("21st Partners"), 21st Century Communications T-E Partners, L.P. ("21st T-E"), 21st Century Communications Foreign Partners, L.P. ("21st Foreign"), Michael J. Marocco, Barry Lewis, John Kornreich, Harvey Sandler, Andrew Sandler, Barry Fingerhut, Irwin Lieber, Woodland Partners, Applewood Associates, L.P. ("Applewood"), Applewood Capital Corp. ("Applewood Capital"), Seth Lieber, Jonathan Lieber, Marilyn Rubenstein, The Marilyn and Barry Rubenstein Family Foundation (the "Foundation"), and Brian Rubenstein (the "June 1997 13D"), Barry Rubenstein has sole beneficial ownership of 332,500 shares of Common Stock. Mr. Rubenstein may also be deemed to share beneficial ownership of 4,485,829 shares of Common Stock by virtue of being: (i) a stockholder, officer and director of InfoMedia Associates, Ltd. ("InfoMedia") which is a general partner of 21st Partners, 21st T-E and 21st Foreign which collectively hold 1,836,522 shares of Common Stock (including 1,250,000 shares of Common Stock underlying presently exercisable warrants issued in connection with the Company's public offering in May 1996 (the "Common Stock Warrants"));
         (ii) a trustee of the Foundation which holds 123,237 shares of Common Stock (including 20,000 shares of Common Stock underlying presently exercisable Common Stock Warrants); (iii) a general partner of each of Applewood, Seneca, the Woodland Fund, Woodland Partners and Revwood General Partners which hold an aggregate of 2,426,070 shares of Common Stock (including 1,980,000 shares of Common Stock underlying presently exercisable Common Stock Warrants). In addition, Mr. Rubenstein shares beneficial ownership of 4,560 shares of Preferred Stock with the above listed entities. Mr. Rubenstein disclaims beneficial ownership of these securities, except to the extent of his equity interest therein.

(3) Based on the June 1997 13D, the Woodland Fund has sole beneficial ownership of 310,844 shares of Common Stock (including 150,000 shares of Common Stock underlying presently exercisable Common Stock Warrants). The Woodland Fund may also be deemed to share beneficial ownership of 763,659 shares of Common Stock with Seneca, Woodland Corp., Woodland Partners, and the Foundation. In addition, the Woodland Fund has sole beneficial ownership of 240 shares of Preferred Stock and shares beneficial ownership of 320 shares of Preferred Stock with the above listed entities. The Woodland Fund disclaims beneficial ownership of these securities, except to the extent of its equity interest therein.

(4) Based on the June 1997 13D, Seneca has sole beneficial ownership of 207,922 shares of Common Stock (including 100,000 shares of Common Stock underlying presently exercisable Common Stock Warrants). Seneca may also be deemed to share beneficial ownership of 866,581 shares of Common Stock with the Woodland Fund, Woodland Corp., Woodland Partners, and the Foundation. In addition, Seneca has sole beneficial ownership of 160 shares of Preferred Stock and shares beneficial ownership of 400 shares of Preferred Stock with the above listed entities. Seneca disclaims beneficial ownership of these securities, except to the extent of its equity interest therein.

(5) Based on the June 1997 13D, Woodland Corp. shares beneficial ownership of 1,074,503 shares of Common Stock and 560 shares of Preferred Stock with the Woodland Fund, Seneca, Woodland Partners, and the Foundation. Woodland Corp. disclaims beneficial ownership of these securities, except to the extent of its equity interest therein.

(6) Based on the June 1997 13D, Woodland Partners has sole beneficial ownership of 100,000 shares of Common Stock (including 100,000 shares of Common Stock underlying presently exercisable Common Stock
         Warrants). Woodland Partners may also be deemed to share beneficial ownership of 974,503 shares of Common Stock with the Woodland Fund, Seneca, Woodland Corp., and the Foundation. In addition, Woodland Partners has sole beneficial ownership of 160 shares of Preferred Stock and shares beneficial ownership of 400 shares of Preferred Stock with the above listed entities. Woodland Partners disclaims beneficial ownership of these securities, except to the extent of its equity interest therein.

(7) Based on the June 1997 13D, Irwin Lieber has sole beneficial ownership of 42,000 shares of Common Stock (including 37,000 shares of Common Stock underlying presently exercisable Common Stock Warrants). By virtue of being a stockholder, officer and director of InfoMedia and a general partner of Applewood, Irwin Lieber may be deemed to share beneficial ownership of 3,343,826 shares of Common Stock (including 2,500,000 shares of Common Stock underlying presently exercisable Common Stock Warrants). In addition, Mr. Lieber shares beneficial ownership of 4,000 shares of Preferred Stock with the above listed entities. Mr. Lieber disclaims beneficial ownership of these securities, except to the extent of his equity ownership therein.

(8) Based on the June 1997 13D, this amount includes 48,896 shares of Common Stock and 114,000 shares of Common Stock underlying presently exercisable Common Stock Warrants. 21st Foreign disclaims beneficial ownership of 398,490 shares of Common Stock and 847,500 shares of Common Stock underlying presently exercisable Common Stock Warrants owned by 21st Partners and 139,136 shares of Common Stock and 288,500 shares of Common Stock underlying presently exercisable Common Stock Warrants owned by 21st T-E.

(9) Based on the June 1997 13D, this amount includes 398,490 shares of Common Stock and 847,500 shares of Common Stock underlying presently exercisable Common Stock Warrants. 21st Partners disclaims beneficial ownership of 139,136 shares of Common Stock and 288,500 shares of Common Stock underlying presently exercisable Common Stock Warrants owned by 21st T-E and 48,896 shares of Common Stock and 114,000 shares of Common Stock underlying presently exercisable Common Stock Warrants owned by 21st Foreign.

(10) Based on the June 1997 13D, this amount includes 139,136 shares of Common Stock and 288,500 shares of Common Stock underlying presently exercisable Common Stock Warrants. 21st T-E disclaims beneficial ownership 398,490 shares of Common Stock and 847,500 shares of Common Stock underlying presently exercisable Common Stock Warrants owned by 21st Partners and 48,896 shares of Common Stock and 114,000 shares of Common Stock underlying presently exercisable Common Stock Warrants owned by 21st Foreign.

(11) Beneficial ownership of these shares of Preferred Stock is shared by 21st Foreign, 21st T-E, and 21st Partners.

(12) Based on the June 1997 13D, Messrs. Marocco, Lewis, Kornreich, H. Sandler and A. Sandler are each the sole stockholder, officer and director of an entity which is a general partner of an entity which is a general partner of 21st Partners, 21st T-E and 21st Foreign. Accordingly, they may each be deemed to share beneficial ownership of 1,836,522 shares of Common Stock (including 1,250,000 shares of Common Stock underlying presently exercisable Common Stock Warrants) and 2,000 shares of Preferred Stock which are collectively held by 21st Partners, 21st T-E and 21st Foreign. Each individual disclaims beneficial ownership of these securities, except to the extent of his equity interest therein.

(13) Based on the June 1997 13D, Barry Fingerhut has sole beneficial ownership of 20,000 shares of Common Stock underlying Common Stock
         Warrants. By virtue of being a stockholder, officer and director of InfoMedia and a general partner of Applewood, Barry Fingerhut may be deemed to share beneficial ownership of 3,343,826 shares of Common Stock (including 2,500,000 shares of Common Stock underlying presently exercisable Common Stock Warrants) and 4,000 shares of Preferred Stock. Mr. Fingerhut disclaims beneficial ownership of these securities, except to the extent of his equity interest therein.

(14) Based on the June 1997 13D, these amounts include 257,304 shares of Common Stock, 1,250,000 shares of Common Stock underlying Common Stock Warrants and 2,000 shares of Preferred Stock beneficially owned by Applewood. By virtue of being a general partner of Applewood, Applewood Capital may be deemed to share beneficial ownership of these shares. In addition, by virtue of being officers of Applewood Capital, Seth and Jonathan Lieber may also be deemed to share beneficial ownership of these shares. Applewood Capital, Seth Lieber, and Jonathan Lieber each disclaim beneficial ownership of these securities, except to the extent of their equity interests therein.

(15) Based on the June 1997 13D, by virtue of being a general partner of Woodland Partners, a trustee of the Foundation, and the wife of Barry Rubenstein, Marilyn Rubenstein may be deemed to share beneficial ownership of 1,074,503 shares of Common Stock and 560 shares of Preferred Stock. Ms. Rubenstein disclaims beneficial ownership of these securities, except to the extent of her equity interest therein.

(16) Based on the June 1997 13D, the Foundation has sole beneficial ownership of 123,237 shares of Common Stock (including 20,000 shares of Common Stock underlying presently exercisable Common Stock Warrants). In addition, the Foundation may be deemed to share beneficial ownership of 951,266 shares of Common Stock and 560 shares of Preferred Stock with Mr. and Ms. Rubenstein, the Woodland Fund, Seneca, Woodland Corp. and Woodland Partners. The Foundation disclaims beneficial ownership of these securities, except to the extent of its equity interest therein.

(17) Consists of 457,639 shares of Common Stock issuable upon exercise of presently exercisable options.

(18) Consists of 163,275 of Common Stock and 9,722 shares of Common Stock issuable upon exercise of presently exercisable options.

(19) Consists of 97,222 shares of Common Stock issuable upon exercise of presently exercisable options.

(20) Consists of 20,000 shares of Common Stock issuable upon exercise of presently exercisable options and 15,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the 1995 Stock Option Plan for Outside Directors (the "Outside Directors' Plan"). Excludes 50,000 presently exercisable options held by The Continuum Group, Inc., which options Mr. Weaver disclaims beneficial ownership of.

(21) Consists of 5,000 shares of Common Stock owned by Mr. Bergonzi, 5,000 shares of Common Stock issuable upon exercise of presently exercisable Common Stock Warrants and 15,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Outside Directors' Plan.

(22) Consists of 3,000 shares of Common Stock owned by Mr. Peter Gyenes, 3,000 shares of Common Stock issuable upon exercise of presently exercisable Common Stock Warrants and 15,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Outside Directors' Plan.

(23) Consists of 253,651 of Common Stock and 2,083 shares of Common Stock issuable upon exercise of presently exercisable options.

(24) Also, includes presently exercisable options to purchase 28,510 shares of Common Stock and 564,518 shares of Common Stock held by certain executive officers who are not Named Executive Officers.

Item 12    Certain Relationships and Related Transactions

         In August 1996, the Company entered into separation agreements with John Ramo, President, Chief Operating Officer and a director of the Company, and Mr. Ramo's wife, Jolie Barbiere, a vice president and director of the Company. Pursuant to the separation agreements: Mr. Ramo resigned his officer positions and received a lump sum payment of $132,461 representing the remaining balance of compensation due him under his employment agreement through its original termination date of October 20, 1997; Ms. Barbiere's employment agreement, which expired July 16, 1996, was not renewed, and she received a lump sum severance payment of $40,000; and both Mr. Ramo and Ms. Barbiere resigned as members of the Board. In addition, the parties agreed that a substantial potion of the remaining payments due under a Stock Purchase Agreement entered into in December 1995 (the "Stock Purchase Agreement"), in respect of the Common Stock purchased from Mr. Ramo and Ms. Barbiere, would be accelerated. As part of Mr. Ramo's and Ms. Barbiere's separation agreements, a stockholders agreement by and among the Company, Andrew Gyenes, John Ramo, Jolie Barbiere, Zenon Slawinski and Michael Alford, which agreement provided for certain rights of refusal with respect to the issuance of Company securities and certain rights with respect to the election of directors, was terminated. The Company also entered into a separation agreement with Zenon Slawinski in August 1996. Pursuant to the separation agreement, Mr. Slawinski's employment agreement, which expired July 15, 1996, was not renewed and he received a lump sum severance payment of $40,000. No payments due Mr. Slawinski under the Stock Purchase Agreement were accelerated at that time.

         In October 1996, the Company agreed to further accelerate the remaining amounts due Mr. Ramo and Ms. Barbiere and to accelerate the remaining amounts due Mr. Slawinski under the Stock Purchase Agreement if GKN could locate a buyer for all of the remaining shares of the Company's Common Stock then owned by Mr. Ramo, Ms. Barbiere, and Mr. Slawinski at a specified purchase price. In January 1997, Mr. Ramo, Ms. Barbiere and Mr. Slawinski sold such shares, through GKN, and the Company paid Mr. Ramo, Ms. Barbiere and Mr. Slawinski approximately $160,000, $175,000 and $148,000, respectively, which amounts included accrued interest, in full satisfaction of its obligations under the Stock Purchase Agreement.

         In December 1996, the Company consummated a $8,400,000 private placement of 84 units at a purchase price of $100,000 per unit, each unit consisting of 80 shares of Preferred and 50,000 Common Stock Purchase Warrants to purchase in the aggregate 4,200,000 shares of Common Stock at an exercise price of $4.00 per share. The following entities which may be deemed to be 5% stockholders of the Company purchased units in the private placement: Applewood Associates, L.P. (25 units), Seneca Ventures (2 units), 21st Century Communications-Foreign Partners, L.P. (2.28 units), 21st Century Communications Partners, L.P. (16.95 units), 21st Century Communications T-E Partners, L.P. (5.77 units), Woodland Partners (2 units) and Woodland Venture Fund (3 units).

         Investors in USWeb include 21st Century Communications Partners, L.P., and Wheatley Partners, L.P. Such entity is controlled by Wheatley Partners, LLC, a limited liability company which is the general partner of Wheatley Partners, L.P. The members and officers of Wheatley Partners, LLC include Barry Rubenstein, Irwin Lieber, Seth Lieber and Jonathan Lieber, each of whom may be deemed 5% stockholders of the Company.

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

Item 13     Exhibits, Lists and Reports on Form 8-K

(a) 1      Financial Statements
The following financial Statements are filed as part of this report

                                                                          Page
Report of Independent Auditors                                             21
Consolidated Balance Sheets as of May 31, 1997   and 1996                  22
Consolidated Statements of Operations for the years ended
 May 31, 1997 and 1996                                                     23
Consolidated Statements of Stockholders' Equity for the
 years ended May 31, 1997 and 1996                                         24
Consolidated Statements of Cash Flows for the
 years ended May 31, 1997 and 1996                                         25
Notes to Financial Statements                                              26

(a) 2       Financial Statement Schedules
            None required

(a) 3       Exhibits

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number           Description of Exhibit

**2.2                    Agreement  and Plan of Merger  dated as of February 29,
                         1996,  by and among the  company,  Lyriq  International
                         Corp.,  Enteractive Acquisition Corp., Randal Hujar and
                         Gary Skiba.
**3.1                    Certificate  of  Incorporation   of  the  Company,   as
                         amended.
*3.2                     Amendment to Certificate of Incorporation.
**3.3                    By-laws of the Company, as amended.
*****3.4                 Amendment to Certificate of Incorporation
**4.6                    Form of Common Stock Purchase Warrant Certificate.
**4.7                    Form of Unit Purchase Option granted to the Underwriter
                         of its designees.
**4.8                    Warrant  Agreement  between  Continental Stock Transfer
                         and Trust Company and the Company.
*4.9                     Form of Common  Stock  Purchase  Option  granted to the
                         Underwriter or its designees.
***4.10                  Form of  Warrant  issued  in  connection  with the 1996
                         Private Placement.
***4.11                  Certificate  of  Designation  for  Class A  Convertible
                         Preferred Stock.
**10.1                   Employment  Agreement  dated as January 3, 1994, by and
                         between the Company and Andrew Gyenes.
*10.4                    Form of  Indemnification  Agreement between each of the
                         Officers and Directors of the Company and the Company.
*****10.8                1994 Incentive and Non-Qualified Stock Plan Option.
**10.9                   1994 Consultant Stock Option Plan.
**10.14                  1995 Stock Option Plan for Outside Directors.
*10.16                   Registration  Rights Agreement dated February 29, 1996,
                         between the Company and Randal Hujar.
****10.20                Agreement  dated  December 4, 1996  between the Company
                         and USWeb Corporation.
****10.21                Agreement dated August 15, 1997 between the Company and
                         Enteractive Distribution Company.
*****23.1                Consent of KPMG Peat Marwick LLP.
*                        Incorporated herein by reference to such Exhibit to the
                         Registration  Statement on Form SB-2 of the  Registrant
                         (Registration  No.  333-2244)  Filed in March 1996,  as
                         amended.
**                       Incorporated herein by reference to such Exhibit to the
                         Registration  Statement on Form SB-2 of the  Registrant
                         (Registration No. 33-83694) filed on September 6, 1994.
***                      Incorporated herein by reference to such exhibit to the
                         Registration  Statement  on Form S-3 of the  Registrant
                         (Registration  No.  333-22713)  Filed in March 1997, as
                         amended.
****                     To be filed by Amendment to this Annual  Report on Form
                         10-KSB.
*****                    Filed herewith.

                          Independent Auditors' Report



The Board of Directors and Stockholders
Enteractive, Inc. and subsidiaries:


We have audited the accompanying consolidated balance sheets of Enteractive, Inc. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enteractive, Inc. and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                            KPMG PEAT MARWICK LLP

New York, New York
August 27, 1997

                       ENTERACTIVE INC. and Subsidiaries
                          Consolidated Balance Sheets

                                                              May 31                           May 31
                                                               1997                             1996
                                                           -------------------       ----------------------------
ASSETS
Current Assets
      Cash and cash equivalents                               $     4,952,900                    $     6,005,400
      Accounts receivable, net                                        224,400                            147,400
      Income taxes receivable                                               -                             16,400
      Assets held for sale                                            100,000                                  -
      Inventories                                                           -                            439,500
      Prepaid expenses and other                                       93,800                             10,200
                                                           -------------------       ----------------------------
         Total current assets                                       5,371,100                          6,618,900

Capitalized software                                                        -                          1,070,600
Affiliation rights, net                                               593,800                                  -
Property and equipment, net                                           154,900                            231,300
Other                                                                  61,500                             24,200
                                                           -------------------       ----------------------------

                                                              $     6,181,300                    $     7,945,000
                                                           -------------------       ----------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                       $        287,900                    $     1,404,300
      Accrued expenses                                                623,900                            895,300
      Deferred revenue                                                 69,500                                  -
      Current maturities of long-term debt                             40,200                            498,900
                                                           -------------------       ----------------------------
         Total current liabilities                                  1,021,500                          2,798,500

Long-term debt, excluding current maturities                                -                            167,800
                                                           -------------------       ----------------------------
          Total liabilities                                         1,021,500                          2,966,300
                                                           -------------------       ----------------------------

Commitments and contingencies

Stockholders' Equity
    Preferred stock, $.01 par value,
    2,000,000 shares authorized;  6,720 and no
    shares issued and outstanding at May 31, 1997
    and 1996, respectively                                                100                                  -

    Common stock, $.01 par value, 50,000,000 shares
    authorized; 7,679,441 and 7,656,435 shares issued
    and outstanding at May 31, 1997 and 1996,
    Respectively                                                       76,800                             76,600

    Additional paid-in capital                                     28,038,400                         19,620,900

    Accumulated deficit                                          (22,955,500)                       (14,718,800)
                                                           -------------------       ----------------------------
          Total stockholders' equity                                5,159,800                          4,978,700
                                                           -------------------       ----------------------------

                                                              $     6,181,300                    $     7,945,000

                                                           -------------------       ----------------------------

See notes to consolidated financial statements.

                       ENTERACTIVE INC. and Subsidiaries
                     Consolidated Statements of Operations

                                                                    Year Ended                               Year Ended
                                                                   May 31, 1997                             May 31, 1996
                                                            -------------------------------      -----------------------------------


Net product sales                                             $                    922,500             $                    461,900
Product development revenue                                                         40,700                                  257,700
Royalty revenue                                                                    692,500                                  133,600
                                                            -------------------------------      -----------------------------------
       Total revenues                                                            1,655,700                                  853,200
                                                            -------------------------------      -----------------------------------

Cost of product sales                                                              901,600                                  286,000
Amortization and write-off of capitalized software                               1,070,600                                  214,200
Cost of development revenue                                                         37,000                                  225,500
Research and development expenses                                                2,554,200                                3,295,000
Marketing and selling expenses                                                   3,312,300                                2,250,400
General and administrative expenses                                              2,230,500                                1,509,800
Acquired in-process research and development                                                                              2,293,500
                                                                                         -
Reorganization expenses                                                                                                     431,300
                                                                                         -
                                                            -------------------------------      -----------------------------------
       Total costs and expenses                                                 10,106,200                               10,505,700
                                                            -------------------------------      -----------------------------------

Operating loss                                                                  (8,450,500)                              (9,652,500)


Other income (expense):
      Interest expense                                                             (33,100)                                 (98,500)
      Interest income                                                              240,200                                  126,300
      Amortization of debt discount and                                                                                   (780,000)
         debt acquisition costs                                                          -
      Other                                                                          6,700                                        0
                                                            -------------------------------      -----------------------------------

            Loss before income taxes                                            (8,236,700)                             (10,404,700)
Income tax benefit
                                                                                         -                                        -
                                                            -------------------------------      -----------------------------------

            Net loss                                          $                (8,236,700)             $               (10,404,700)
                                                            -------------------------------      -----------------------------------


            Loss per common and
               common equivalent share                                              (1.07)          $                        (2.07)
                                                            -------------------------------      -----------------------------------

            Weighted average shares of common
                stock                                                            7,679,331                                5,022,573
                                                            ===============================      ===================================

See notes to consolidated financial statements.

                       ENTERACTIVE INC. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                       Years ended May 31, 1997 and 1996


                                                 Preferred Stock            Common Stock
                                             Shares      Amount     Shares        Amount
                                          ------------------------  -----------------------

Balance May 31, 1995                       -          $   -          4,775,489     $47,800

   Issuance of common stock warrants       -              -                  -           -

   Stock options - consulting expense      -              -                  -           -

   Issuance of common stock to
   purchase
       Lyriq                               -              -            725,212       7,200

   Repurchase and retirement of
       common stock                        -              -        (1,000,000)    (10,000)

   Conversion of convertible               -              -            740,734       7,400
   promissory notes

   Sale of common stock, net               -              -          2,415,000      24,200

   Net loss                                -              -          -                   -

                                      ------------------------------------------------------
Balance May 31, 1996                       -              -          7,656,435      76,600

   Stock options exercised                 -              -             23,006         200

   Sale of convertible preferred       6,720            100                  -           -
   stock

   Stock option consulting expense         -              -                  -           -

   Net loss                                -              -                  -           -

                                      -----------------------------------------------------
Balance May 31, 1997                   6,720             $100        7,679,441     $76,800
                                      -----------------------------------------------------

                                       Additional
                                        Paid-In         Accumulated
                                        Capital           Deficit                      Total
                                       -------------  -------------------

Balance May 31, 1995                    $8,130,300      $(4,314,100)                $3,864,000

   Issuance of common stock warrants       540,000           -                         540,000

   Stock options - consulting expense       37,000           -                          37,000

   Issuance of common stock to
   purchase
       Lyriq                             2,893,600           -                       2,900,800

   Repurchase and retirement of
       common stock                      (990,000)           -                     (1,000,000)

   Conversion of convertible             2,242,600           -                       2,250,000
   promissory notes

   Sale of common stock, net             6,767,400           -                       6,791,600

   Net loss                                    -        (10,404,700)               (10,404,700)

                                      ---------------------------------------------------------
Balance May 31, 1996                    19,620,900      (14,718,800)                 4,978,700

   Stock options exercised                  73,500           -                          73,700

   Sale of convertible preferred         7,869,000           -                       7,869,100
   stock

   Stock option consulting expense         475,000           -                         475,000

   Net loss                                    -         (8,236,700)                (8,236,700)

                                      ---------------------------------------------------------
Balance May 31, 1997                   $28,038,400         $(22,955,500)            $5,159,800
                                      ---------------------------------------------------------

See notes to consolidated financial statements.

                       Enteractive, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                                                    Year Ended May 31,
                                                                                               1997                  1996
Cash flows from Operating Activities
Net Loss                                                                                      $ (8,236,700)        $   (10,404,700)
Adjustments to reconcile net loss to net cash used in operating activities
            Depreciation and amortization                                                           722,900               1,182,700
            Acquired in-process research and development                                                  -               2,293,500
            Write-off of capitalized software costs                                                 642,400                       -
            Stock option consulting expense                                                         475,000                  37,000
Changes in assets and liabilities, net of acquisition of Lyriq (1996)
            Accounts receivable                                                                    (77,000)                  22,300
            Assets held for sale                                                                  (100,000)                       -
            Income taxes receivable                                                                  16,400                  13,700
            Inventories                                                                             439,500               (276,000)
            Prepaid expenses and other                                                             (83,600)                  46,200
            Other assets                                                                           (37,300)                 (2,700)
            Accounts payable                                                                    (1,116,400)                 765,400
            Accrued expenses                                                                      (271,400)               (115,000)
            Deferred revenue                                                                         69,500                       -
                                                                                             --------------------------------------
                             Net cash used in operating activities                              (7,556,700)             (6,437,600)
                                                                                             --------------------------------------
Cash flows from investing activities
            Proceeds from sale of investments                                                             -               1,116,100
            Cash acquired in Lyriq acquisition                                                            -                  11,300
            Purchase of affiliation rights                                                        (625,000)                       -
            Purchases of property and equipment                                                   (187,100)                (65,600)
                                                                                             --------------------------------------
                             Net cash (used in ) provided by investing activities                 (812,100)               1,061,800
                                                                                             --------------------------------------
Cash flows from financing activities
            Proceeds from exercise of stock options                                                  73,700                       -
            Proceeds from sale of common stock, net                                                       -               6,791,600
            Issuance of convertible notes payable and warrants, net                                       -               2,460,000
            Repurchase and retirement of common stock                                                     -               (333,300)
            Repayment of convertible notes payable                                                        -               (450,000)
            Net proceeds from issuance of convertible preferred stock                             7,869,100                       -
            Principal payments under long-term debt                                               (626,500)                (15,200)
            Principal payments under capital lease obligations                                            -                 (4,300)
                                                                                             --------------------------------------
                             Net cash provided by financing activities                            7,316,300               8,448,800
                                                                                             --------------------------------------
                             Net increase (decrease) in cash and cash equivalents               (1,052,500)               3,073,000
Cash and cash equivalents
            Beginning of year                                                                     6,005,400               2,932,400
                                                                                             --------------------------------------
            End of year                                                                        $  4,952,900         $     6,005,400
                                                                                             ======================================

See notes to consolidated financial statements

                                ENTERACTIVE, INC.
                   Notes to Consolidated Financial Statements
                                  May 31, 1997

(1)      Business and Related Matters

         Throughout fiscal 1997 Enteractive, Inc. (the "Company") designed, published and marketed interactive multimedia titles for the entertainment and recreation markets. On December 4, 1996 the Company signed multiple market affiliate agreements with USWeb Corporation and paid $625,000 for the right to operate USWeb affiliate offices in New York City, Long Island, Philadelphia, Baltimore, Stamford, CT and Bergen County and Newark, NJ, for a ten-year period. The operation, which will be doing business as USWeb Cornerstone, is intended to provide a full range of Internet and Intranet-based business solutions, including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting and marketing. Revenues from this new business will commence in fiscal 1998.

         In August 1997 the Company entered into an agreement, which is subject to the satisfaction of certain closing conditions. The agreement provides that the Company will sell its inventory and certain accounts receivable existing at the date of the closing from its interactive multimedia publishing business to a third party. In addition the Company has assigned its distribution contracts with its domestic distributors to the third party and has entered into an exclusive license with the same party, which allows them to market the Company's interactive multimedia titles in North America for a minimum of two years. If the transaction is consummated the Company has been guaranteed the greater of $100,000 or 50% of the proceeds from the sale of the inventory in the 9 months following the closing and 50% of the accounts receivable balances collected within 24 months of closing. The Company will also receive royalties on sales of its products subsequent to liquidation of existing inventory of 15% for three years and 10% thereafter. The Company will also receive a 5% royalty from the sales of any new products the third party sells. The Company is evaluating the most appropriate manner to continue licensing its multimedia titles outside the United States. The Company does not believe that it will incur any significant ongoing costs associated with the domestic or international distribution of its multimedia titles. As a result, the Company wrote down its interactive multimedia business related assets (excluding certain retained receivables) in the fourth quarter of fiscal 1997 to the related anticipated minimum proceeds of $100,000. These assets are classified as "assets held for sale" in the Company's May 31, 1997 balance sheet.

         The Company's new Internet and Intranet solutions services business is primarily in its development stage. The Company has commenced operations related to this new business in fiscal 1997, but has not generated revenue therefrom and there is no assurance of future revenues. The Company is subject to a number of risks that may impact its liquidity, including risks relating to generating sufficient revenue to cover operating and capital expenditures, reliance on key personnel, the ability to attract marketing, sales and technical personnel to achieve the Company's business plan and competition.

         As of May 31, 1997 the Company has cash and cash equivalents of $4,953,000 and working capital of $4,350,000, which with anticipated revenues the Company believes will be sufficient to meet its liquidity requirements for fiscal 1998. The Company may be required to raise additional capital to meet the Company's longer-term cash requirements for operations. In the event the Company does not generate sufficient revenues in fiscal 1998, management will modify the Company's business plan to delay or eliminate expansion plans and implement measures to significantly reduce operating expenditures planned in fiscal 1998. Such actions, if necessary, will enable the Company to remain liquid for the remainder of fiscal 1998.

         On  February  29,  1996,  the  Company  acquired  Lyriq   International
         Corporation ("Lyriq), a developer and publisher of interactive multimedia software, whereby Lyriq was merged into a wholly-owned subsidiary of the Company. The merger was accounted for under the purchase method of accounting and, accordingly, the net assets and operations of Lyriq are included in the Company's consolidated financial statements commencing February 29, 1996.

                                ENTERACTIVE, INC.
                   Notes to Consolidated Financial Statements
                                  May 31, 1997

         (1) Business and Related Matters (continued)

            The purchase price was determined as follows:

            725,212 shares of Enteractive common stock at fair value ($4.00 per share)       $2,900,848
            Excess of fair value of liabilities assumed over assets acquired of Lyriq           625,400
            Acquisition costs                                                                    52,102
                                                                                             -----------
                                                                                             ===========
                   Total                                                                     $3,578,300
                                                                                             ===========

         In connection with the acquisition, the Company recorded a $2,293,500 expense for purchased research and development and $1,284,800 of capitalized software which it originally planned to amortize on a straight-line basis over three years. Capitalized software at May 31, 1996 resulted from the Lyriq acquisition and is net of accumulated amortization of $214,200. Due to the Company's decision to discontinue directly selling its multimedia software products and based on the terms of the agreement entered into in August 1997 as described above, the remaining balance of the capitalized software of $642,400 was written off at May 31, 1997. The charge for purchased research and development equaled the estimated current fair value of the future related cash flows to be derived from specifically identified technologies (discounted at a risk-adjusted rate of 30%) for which technological feasibility had not yet been established pursuant to SFAS No. 86 (consistent with management's definition of internally developed software) and the technologies have no alternative future use.

         The following unaudited pro forma consolidated results of operations reflects the results of the Company's operations for the year ended May 31, 1996 as if the merger with Lyriq had occurred at the beginning of the year and reflect the historical results of operations of the purchased business adjusted for increased amortization expense and increased common shares outstanding from the acquisition.

            Total revenues                $ 1,715,600
            Net loss                      $(8,708,100)
            Net loss per share            $     (1.57)

         The pro forma information does not necessarily indicate what would have occurred had the acquisition been consummated at the beginning of fiscal 1996, or of the results that may occur in the future.


(2)      Summary of Significant Accounting Policies
         (a)      Consolidation Policy
                  The consolidated financial statements include the accounts of Enteractive, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         (b)      Cash and Cash Equivalents
                  All highly liquid debt instruments with maturities of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents of $4,865,600 and $5,654,200 at May 31, 1997 and 1996, respectively, consist of cash held in interest-bearing money market accounts.

         (c)      Revenue Recognition
                  Revenue from product sales is recognized upon shipment, provided no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Revenue under fixed priced development contracts is recognized using the percentage of completion method based on progress to date, which is measured by comparing costs to date to total estimated costs. Royalty revenue is recognized when earned.

                  The Company's agreements with certain product distributors and retailers permit them to exchange or return products for which the Company provides an allowance reflected as a reduction of accounts receivable in the accompanying balance sheets. The allowance for doubtful accounts and returns at May 31, 1997 and 1996 was $70,000 and $138,000, respectively.

                  Provided that acceptance is probable, revenue from Internet and Intranet-based business solution services is recognized as services are rendered. Deferred revenue represents amounts billable or paid by the customer for which the related services were not provided at the balance sheet date.

         (d)      Inventories

                  Inventories of multimedia software and related components are recorded at the lower of cost (on a first-in, first-out basis) or market.

         (e)      Affiliation Rights

                  Fees for affiliation rights were paid to USWeb for the right to join the USWeb network and operate as an affiliate in the territories indicated in Note 1. The fee is being amortized over the 10-year life of the agreement with USWeb. Affiliation rights at May 31, 1997 were net of accumulated amortization of $31,200.

         (f)      Property and Equipment

                  Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method, except for leasehold improvements, which are amortized over the lesser of the lease term or the life of the related asset.

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

         (h)      Long-Lived Assets

                  Statement of Financial Accounting Standards No 121 ("SFAS No 121") establishes accounting standards for the impairment of long lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying value of the asset exceeds its fair value.

         (i)      Software Development Costs

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

         (j)      Earnings Per Share

                  Net loss per share for fiscal 1997 and 1996 is based on the weighted average number of shares of common stock outstanding, excluding common stock equivalents (common stock options and warrants and convertible preferred stock) since they are antidilutive.

                  Statement of Financial Accounting Standards No. 128, "Earnings Per Share", is required to be adopted for interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Basic and diluted earnings per share will replace primary and fully diluted earnings per share. The dilutive effect of stock options and other common stock equivalents will be excluded from the calculation of basic earnings per share, but will be reflected in diluted earnings per share. The implementation of SFAS No. 128 would not have impacted earnings per share for fiscal 1997 due to the Company's net loss. However, it could have an impact in the future, depending on whether the Company has net income and the value of the Company's common stock.

         (l)      Accounting for Stock-Based Compensation

                  The Company records compensation expense for employee stock options only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On June 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net earnings per share for employee stock option grants made beginning in fiscal 1996 as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

         (k)      Fair Value of Financial Instruments

                  At May 31, 1997 and 1996, the fair value of the Company's cash and cash equivalents, accounts receivable, assets held for sale, accounts payable and accrued expenses approximate their carrying value in the consolidated financial statements due to the short maturity of those instruments. The book value of the Company's debt approximates fair value since the interest rate is prime based and accordingly is adjusted for market rate fluctuations.

         (l)      Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)      Property and Equipment

         Property and equipment, at May 31, 1997 and 1996, consists of the following:

                                                                    1997              1996          Useful Life
                                                                    ----              ----          -----------
          Computer equipment                                     $1,060,100          $ 873,200        3 years
          Furniture and other equipment                              54,300             54,100       3-5 years
          Leasehold improvements                                    200,300            200,300      Lease Term
                                                                --------------------------------
                                                                  1,314,700          1,127,600

          Accumulated depreciation and amortization              (1,159,800)          (896,300)
                                                                --------------------------------
          Property and equipment, net                           $   154,900         $  231,300
                                                                ===========         ==========

(4)      Reorganization and Related Accrued Expenses

         In July 1996, the Company reduced its Washington DC based work force by approximately 45%. This included the separation of the Company's President and a Vice -President. The total severance and other related costs of $431,300 is reflected as an accrued liability at May 31, 1996 since such costs related to fiscal 1996 and prior years.

(5)      Long-Term Debt

         Long-term debt at May 31, 1997 and 1996, consists of the following:

                                                                                        1997                1996
                                                                                        ----                ----
         Notes payable in connection with the repurchase of 1,000,000 shares of common stock, which accrues interest at prime
         (8.50% at May 31, 1997)                                                     $  40,200             $666,700
         Less current maturities                                                       (40,200)            (498,900)
                                                                                 ----------------- -----------------
         Long-term debt, excluding current maturities                                $      -              $167,800
                                                                                 ================= =================

         Interest costs of approximately $33,100 and $98,500 (including interest on bridge loans repaid in May 1996) were paid in fiscal 1997 and 1996, respectively.

(6)      Convertible Promissory Notes

         In January 1996, the Company consummated a $2,700,000 financing of 54 units; each consisting of a $50,000 unsecured convertible promissory note with interest at 10% and 10,000 warrants. Each warrant enables the holder to purchase one share of common stock at $4.00 per share. Debt acquisition costs totaled $240,000 and net proceeds to the Company were $2,460,000.

         The fair market value of the warrants was $540,000 at the time of issuance. Such amount was reflected as an increase in additional paid in capital and as a discount on the convertible promissory notes to be amortized over the term of the notes.

         Investors holding an aggregate of $2,250,000 of convertible promissory notes elected to convert their convertible promissory notes into 740,734 shares of the Company's common stock and 1,481,468 warrants at the closing of the May 1996 public offering (Note 7). The remaining $450,000 of convertible promissory notes were repaid at that time and the remaining debt discount was expensed.

(7)      Public Offering of Common Stock

         In May 1996, the Company sold 2,415,000 shares of the Company's common stock to the public at a price of $3.375 per share. Proceeds were approximately $6,791,600, net of related expenses of approximately $1,359,000. In connection with this sale the Company sold to the underwriter, for an aggregate of $100, the right to purchase 210,000 shares of common stock at a price of $3.71 per share through May 21, 2001. In connection with this right the underwriter received certain "piggyback" and demand registration rights.

(8)      Convertible Preferred Stock

         On December 12, 1996 the Company completed a private placement of 84 units each consisting of 80 shares of Class A Convertible Preferred Stock and 50,000 common stock purchase warrants to purchase in the aggregate 4,200,000 shares of common stock at an exercise price of $4.00 per share. Proceeds were approximately $7,869,100, net of related expenses of $531,000. The preferred stock has a stated value of $1,250 per share and each share is convertible at any time after April 30, 1998 into such whole number of shares of common stock equal to the aggregate stated value of the preferred stock to be converted divided by the lesser of (i) $2.00 or (ii) 50% of the average closing sale price for the common stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company must use the proceeds, if any, derived from the exercise of the Company's currently outstanding public common stock warrants, which expire in October 1997, or 50% of the proceeds from any other equity financing to redeem the preferred stock at 110% of the stated value. The Company also has the option to redeem all, or any portion of on a pro rata basis, the preferred stock at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

         The conversion rate of the convertible preferred stock (when calculated on the basis of dividing the stated value by $2.00 only) will be subject to adjustments to protect against dilution in the event of stock dividends, stock splits, combinations, subdivision and reclassifications.

(9)      Stock Options and Warrants

         During fiscal 1997 the Company's shareholders approved an amendment to the Company's 1994 Incentive and Stock Option Plan (the "Employee Plan") increasing the number of shares of common stock authorized for issuance upon exercise of the options granted pursuant to the plan to 2,500,000 from 1,500,000. The Company has also adopted the 1994 Stock Option Plan for Consultants and the 1995 Stock Option Plan for Directors and has reserved 1,000,000 and 150,000 shares, as amended, for issuance to consultants and non-employee directors, respectively.

         At May 31, 1997, 1,965,316 options have been granted and 534,684 are available for grant under the Employee Plan. Additionally, the Company periodically grants stock options outside the 1994 Plan to other parties. All stock options, which have been granted by the Company, with the exception of those options granted to persons holding more than ten percent of the voting common stock in the Company on the date of grant, expire up to ten years after grant and are issued at exercise prices which are not less than the fair value of the stock on the date of grant. Options granted to persons holding more than ten percent of the voting common stock of the Company on the date of grant expire five years after grant and are issued at exercise prices which are not less than 110 percent of the fair value of the stock on the date of grant. Stock options generally vest monthly in equal increments over the first three years after the date of grant. Payment for the exercise price of an option may be made with previously acquired common stock of the Company with certain limitations.

         In November 1994, a total of 250,000 options were granted to two consultants (one of which was a former director of the Company) under the 1994 Stock option plan for consultants for advisory services. The options are exercisable for 10 years from date of grant at an exercise price of $3.75. In fiscal 1997, the Company granted 400,000 options to a partnership, which provides consulting services to the Company. The options are exercisable for a three year period from the date of grant at an exercise price of $2.375. The expense related to the services is being recognized over the one-year vesting period. In addition, in fiscal 1997, 214,080 options were granted to various consultants at exercise prices ranging from $1.75 to $3.00. Each are exercisable for periods from five to ten years from the date of grant. The expense relating to the services is being recognized over the vesting periods which range from zero to one year. Total stock option compensation expense for fiscal 1997 and 1996 was $475,000 and $37,000, respectively. A total of 135,920 options remain available for grant under the consulting plan.

         Under the 1995 Stock Option Plan for Outside Directors, each person who is an outside director on January 1 of each calendar year, commencing January 1, 1995, shall be granted 5,000 options to purchase shares of common stock of the Company. At May 31, 1997, 45,000 options have been granted under the 1995 Stock Option Plan for Outside Directors and 105,000 are available for grant.

(9)         Stock Options and Warrants (continued)

         A summary of all stock option transactions of the Company is as follows:

                                                       Number of        Price range per        Weighted
                                                       options              share           average share
                                                       -------              -----           -------------

     Outstanding May 31, 1995                          1,001,770        $1.71 - 4.00

     Granted                                             190,000        $3.00 - 3.25
     Exercised                                                 -
     Canceled                                           (82,000)        $3.00 - 4.00
                                                        --------

     Outstanding at May 31, 1996                       1,109,770        $1.71 - 3.75

     Granted                                           2,202,580        $1.63 - 3.75
     Exercised                                         ( 23,006)        $3.00 - 3.25
     Canceled                                          (155,954)              -
                                                       ----------

     Outstanding at May 31, 1997                       3,133,390        $1.63 - 3.75               $ 2.53
                                                       ==========

     Exercisable at May 31, 1997                       1,631,028        $1.63 - 3.75               $ 2.86
                                                       ==========    ====================    ===============


            The options outstanding as of May 31, 1997 are summarized in ranges as follows:

                                 Weighted Average      Number of Options         Weighted Average
 Range of Exercise Price          Exercise Price        Outstanding               Remaining Life
- -------------------------       ------------------     -----------------         -----------------
       $1.63 - 2.70                 $1.99                 1,726,010                  4 Years
       $2.71 - 3.75                 $3.20                 1,407,380                  3 Years
                                                       -----------------
                                                          3,133,390
                                                       =================

         The per share weighted-average fair value of stock options granted during fiscal 1997 and fiscal 1996 was $1.17 and $1.77, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 54%, and an expected option life of 5 years; 1996- expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 54%, and an expected option life of 5 years.

         The company applies APB Opinion No. 25 in accounting for its stock options grants and, accordingly, no compensation cost has been recognized in the financial statements for its employee and director stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No.123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below.

                                          1997                  1996
                                          ----                  ----
             Net loss:
              As reported             ($8,236,700)         ($10,404,700)
              Pro forma               ($8,664,100)         ($10,537,700)
             Net loss per share:
              As reported                  ($1.07)               ($2.07)
              Pro forma                    ($1.13)               ($2.10)

         Pro forma net loss reflects only options granted in fiscal 1997 and fiscal 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to June 1, 1995 was not considered.

         At May 31, 1997, the Company had reserved, authorized and unissued common shares for the following purposes (excluding those for stock options and convertible preferred stock):

                                                                                      Shares of Common Stock
                                                                      Exercise Price         Issuable             Expiration
                                                                      ============== ========================  ================
Warrants issued in connection with common stock offerings                  $4              5,121,468          October, 1997

Warrants issued in connection with the convertible preferred stock         $4              4,200,000          December, 2001
offering

Warrants issued with private placement                                     $2.35              340,000         January, 1999

Unit purchase options for one warrant and one share of common stock        $6.60              200,000         October, 1999

Warrants to be issued upon exercise of the unit purchase options           $5.20              200,000         October, 1997

Stock purchase rights sold to underwriter                                  $3.71              210,000         May, 2001

                                                                                          ===========
Total                                                                                     10,271,468
                                                                                          ===========

(10)     Income Taxes

         The actual income tax benefit for fiscal 1997 and 1996 differs from the "expected" income tax benefit, computed by applying the U.S. Federal corporate tax rate of 34 percent to loss before income taxes, as follows:

                                                                         1997               1996
                                                                         ----               ----
         Computed "expected" tax benefit                             $(2,800,500)     $(3,537,600)
         Increase (reduction) in income taxes resulting from:
            Non-deductible expenses                                       532,400          861,500
         Increase in valuation allowance, primarily due to              2,268,100        2,676,100
           Federal net operating loss carryforwards
                                                                     -------------    -------------
         Actual tax benefit                                                     -                -
                                                                     =============    =============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 1997and 1996, are as follows:

                                                                                      1997                1996
                                                                                      ----                ----
         Deferred tax assets:
               Net operating loss carryforwards                                    $6,076,800          $3,907,000
               Allowance for doubtful accounts receivable and returns                  23,800              46,900
               Accrued expenses                                                        25,800              49,600
               Research and development credit carryforward                           127,800                   -
               Property and equipment depreciation                                     13,900                   -
               Valuation allowance                                                 (6,268,100)         (4,000,000)
                                                                             -------------------------------------

                        Net deferred tax asset                                            --               3,500

         Deferred tax liability - property and equipment, depreciation
                                                                                            -              3,500
                                                                             -----------------------------------

                        Net deferred tax asset/liability                     $              -         $        -
                                                                             ====================================

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company believes that it is more likely than not that it will not be able to realize its deferred tax asset and has established a valuation allowance of $6,268,100 at May 31, 1997, based upon the provisions of Statement of Financial Accounting Standards No. 109, the Company's historical taxable losses and lack of offsetting objective evidence, the Company's projected taxable loss through May 31, 1998 and that management cannot currently determine whether the Company will generate taxable income during the remainder of the net operating loss carryforward period.

         At May 31, 1997, the Company had available approximately $17,873,000 of tax loss carryforwards, which expire in the years 2009 through 2012. The utilization of certain of these tax loss carryforwards is subject to annual limitations imposed by the Internal Revenue Code Section 382 due to the Company's various equity transactions.

(11)     Employee Benefit Plan

         The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code (IRC) that covers substantially all employees of the Company who elect to participate on a voluntary basis. Participants may authorize salary deferral amounts under the plan up to 15 percent of their compensation limited to a maximum amount stipulated in the IRC. The plan also provides for a discretionary Company contribution, which is determined by the Board of Directors. No discretionary Company contributions were made during the years ended May 31, 1997 and 1996.

(12)     Commitments

         Rent expense for operating leases for 1997 and 1996 approximated $204,100 and $186,500, respectively. The Company leases office space under non-cancelable operating leases which expire at various times through 2002. Minimum future rentals by fiscal year for operating leases with noncancellable terms in excess of one year are as follows:
         1998 - $353,840  1999 - $332,445 2000 - $332,445 2001 - $286,439 2002 -
         $268,940

(13)     Business and Credit Concentrations

         In fiscal 1997 there were no customers that individually comprised more than 10% of revenue. In 1996 there were three such customers, amounting to 69% of revenue in the aggregate.

(14)     Repurchase and Retirement of Common Stock

         Simultaneously with the May 1996 closing of the secondary public offering of common stock (note 7), the Company repurchased and retired an aggregate of 1,000,000 shares of common stock at $1.00 per share from certain of its officers. Under the purchase agreement as amended in August 1996 and again in January 1997 the Company paid all except $40,200 (note 5) of the purchase price by May 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ENTERACTIVE, INC.

Date: September 2, 1997                  By: ANDREW GYENES
                                             -------------
                                             Andrew Gyenes
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the date indicated.

Name                             Title                                Date
- ----                             -----                                ----

/S/ ANDREW GYENES    Chairman of the Board and                 September 2, 1997
- -----------------    Chief Executive Officer
Andrew Gyenes

/S/KENNETH GRUBER    Vice President, Chief Financial           September 2, 1997
- -----------------    Officer (Principal Accounting Officer)
Kenneth Gruber

/S/MICHAEL ALFORD    Vice President and Director               September 2, 1997
- -----------------
Michael Alford

/S/RINO BERGONZI     Director                                  September 2, 1997
- -----------------
Rino Bergonzi

/S/PETER GYENES      Director                                  September 2, 1997
- -----------------
Peter Gyenes

/S/RANDAL HUJAR      Vice President and Director               September 2, 1997
- ---------------
Randal Hujar

/S/HARRISON WEAVER  Director                                   September 2, 1997
- ------------------
Harrison Weaver