Form 10QSB
period 1997-08-31
ENTERACTIVE INC /DE/
filed 1997-10-14
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997


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

YES / X /         NO  /  /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                      Number Outstanding
     Title of Class                                    As of August 31, 1997
     --------------                                    ---------------------
Common Stock, $.01 Par Value                                7,679,441


Transitional Small Business Disclosure Format: Yes / /        No /X/

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1    Financial Statements

          Consolidated Balance Sheets at August 31, 1997
          and May 31, 1997                                                 5

          Consolidated Statements of Operations for the three
          months ended August 31, 1997 and 1996                            5

          Consolidated Statements of Cash Flows  for the three
          months ended August 31, 1997 and 1996                            5

          Notes to Financial Statements                                    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              5

PART II - OTHER INFORMATION


                                                                            Page

Item 1.   Legal Proceedings                                               11

Item 2.   Change in Securities                                            11

Item 3.   Defaults upon Senior Securities                                 11

Item 4.   Submissions of Matters to a Vote by Security Holders            11

Item 5.   Other Information                                               11

Item 6.   Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                11

                        ENTERACTIVE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   August 31                  May 31
                                                                                     1997                      1997
ASSETS                                                                          (unaudited)
Current Assets
      Cash and cash equivalents                                                $     3,063,400          $       4,952,900
      Accounts receivable                                                              213,400                    224,400
      Assets held for sale                                                              62,700                    100,000
      Prepaid expenses and other                                                       143,600                     93,800
                                                                             ------------------       --------------------
         Total current assets                                                        3,483,100                  5,371,100


Affiliation Rights, net                                                                578,100                    593,800
Property and equipment, net                                                            351,800                    154,900
Other                                                                                   54,000                     61,500
                                                                             ------------------       --------------------
                                                                               $     4,467,000          $       6,181,300
                                                                             ------------------       --------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                                         $       311,300          $         287,900
      Accrued expenses                                                                 570,200                    623,900
      Deferred revenue                                                                  19,600                     69,500
      Current maturities of long-term debt                                              40,200                     40,200
                                                                             ------------------       --------------------
         Total current liabilities                                                     941,300                  1,021,500

Commitments and contingencies

Stockholders' Equity
    Preferred Stock $.01 par value,
    2,000,000 shares authorized and 6,720
    shares issued and outstanding                                                          100                        100

    Common Stock $.01 par value, 50,000,000 shares authorized;
    7,679,441 issued and outstanding                                                    76,800                     76,800

    Additional paid-in capital                                                      28,038,400                 28,038,400

    Accumulated deficit                                                            (24,589,600)               (22,955,500)
                                                                             ------------------       --------------------
          Total stockholders' equity                                                 3,525,700                  5,159,800

    See notes to consolidated  financial
    statements.                                                                $     4,467,000          $       6,181,300
                                                                             ------------------       --------------------

                        ENTERACTIVE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended          Three Months Ended
                                                                         August 31                  August 31
                                                                           1997                        1996
                                                                  ----------------------      ---------------------
                                                                       (unaudited)                (unaudited)
Internet services revenues                                           $          142,400       $              -
Net product sales                                                                     -                    324,600
Product development revenue                                                           -                     40,700
Software licensing and royalty revenue                                           34,500                    177,700
                                                                  ----------------------      ---------------------
       Total revenues                                                           176,900                    543,000

Cost of internet services revenues                                               99,500                          -
Cost of product sales                                                                 -                    236,100
Cost of development revenue                                                           -                     27,600
Research and development expenses                                               399,500                    820,800
Marketing and selling expenses                                                  799,000                    696,500
General and administrative expenses                                             566,600                    439,300
                                                                  ----------------------      ---------------------
       Total costs and expenses                                               1,864,600                  2,220,300

Operating loss                                                               (1,687,700)                (1,677,300)
                                                                  ----------------------      ---------------------

Other income (expense):
      Interest expense                                                                -                    (17,400)
      Interest income                                                            53,600                     57,000
                                                                  ----------------------      ---------------------

            Loss before income taxes                                         (1,634,100)                (1,637,700)
Income tax benefit                                                                    -                          -
                                                                  ----------------------      ---------------------
            Net loss                                                 $       (1,634,100)          $     (1,637,700)
                                                                  ----------------------      ---------------------

            Loss per common and
                                                                                                                 $
               common equivalent share                               $            (0.21)                     (0.21)
                                                                  ----------------------      ---------------------
            Weighted average shares of common
                stock and common stock equivalents                            7,679,441                  7,678,989

See notes to consolidated financial statements.

                        ENTERACTIVE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three Months Ended    Three Months Ended
                                                                                          August 31               August 31
                                                                                            1997                     1996
                                                                                        -----------              -----------
                                                                                         (unaudited)              (unaudited)
Net Loss                                                                                $(1,634,100)             $(1,637,700)
Adjustments to reconcile net loss to net cash used in operating activities

             Depreciation and amortization                                                   46,600                  148,600
             Stock option consulting expense                                                   --                    118,800
Changes in assets and liabilities
             Accounts Receivable                                                             11,000                 (344,700)
             Assets held for sale                                                            37,300                     --
             Inventories                                                                       --                   (113,300)
             Prepaid expenses and other                                                     (49,800)                 (35,100)
             Other assets                                                                     7,500
             Accounts payable                                                                23,400                 (402,500)
             Accrued expenses                                                               (53,700)                (641,900)
             Deferred revenue                                                               (49,900)                    --
                                                                                        -----------              -----------
                         Net cash used in operating activities                           (1,661,700)              (2,907,800)
                                                                                        -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
             Purchases of property and equipment                                           (227,800)                 (14,500)

                                                                                        -----------              -----------
                         Net cash used in investing activities                             (227,800)                 (14,500)
                                                                                        -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
             Proceeds from exercise of stock options                                           --                     73,800
             Principal payments under long-term debt                                           --                   (110,400)
                                                                                        -----------              -----------
                         Net cash provided by financing activities                             --                    (36,600)
                                                                                        -----------              -----------
                         Net increase (decrease) in cash and cash equivalents            (1,889,500)              (2,958,900)

CASH AND CASH EQUIVALENTS
             Beginning of year                                                            4,952,900                6,005,400
                                                                                        -----------              -----------
             End of period                                                              $ 3,063,400              $ 3,046,500
                                                                                        ===========              ===========

See notes to consolidated financial statements

                                ENTERACTIVE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and in the opinion of management contain all adjustments (consisting of only normal recurring entries) necessary to present fairly the Company's financial position as of August 31, 1997, and the results of its operations and its cash flows for the three months ended August 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The interim financial statements should be read in conjunction with the Company's financial statements and related notes in the May 31, 1997 Annual Report on Form 10-KSB. The results for the three month period ended August 31, 1997 are not necessarily indicative of the results to be obtained for the full year.

2.       BUSINESS

         Headquartered in New York, New York, Enteractive, Inc. (the "Company") offers products and services to customers for the design, development, operation and maintenance of customer Intranets or sites on the Internet and World Wide Web and publishes multimedia titles to the home. As described below, the Company recently entered into an agreement, which provides that the Company will sell its domestic distribution rights, inventory and certain accounts receivable from its interactive multimedia publishing business to a third party. The Company's address is 110 West 40th Street, Suite 2100, New York, New York 10018 and its telephone number is (212) 221-6559. Its World Wide Web site address is http://www.crstone.com.

         Throughout the first half of fiscal 1997 the Company was primarily engaged in the development, publishing and marketing of multimedia interactive software with an emphasis on the CD-ROM platform. As a result of a rigorous review of the CD-ROM market, the Company's performance and the related risks of continuing to develop and market interactive multimedia titles, the Company concluded that it could capitalize on what the Company believes to be a vibrant market and upon its expertise in development by redirecting its business to provide network and web-related solutions, products and services to businesses and other entities.

         The Company plans to, directly or in cooperation with third parties, design, develop, install, maintain and host customer Intranets or sites on the Internet and World Wide Web. According to an August 1996 report by Forrester Research the number of Web sites is projected to grow from 43,000 at the end of 1996 to 657,000 at the end of 2000. In addition, businesses are demanding more complex Web sites, as these sites become increasingly important first points of contact with current and prospective customers. Accordingly, the Company believes that a company's web site is becoming a mission-critical component of the enterprise. Companies are also increasingly deploying Intranets to manage their internal corporate communications because they enable employees and business associates to receive corporate information and training efficiently, communicate through e-mail, use the internal network's client applications and access proprietary information and legacy databases.

         On December 4, 1996, the Company entered into an agreement (the "Enteractive Affiliates Agreement") with USWeb Corporation ("USWeb") pursuant to which the Company became an affiliate of USWeb and a member of USWeb's network of independent affiliates (the "USWeb Network"). Under the Affiliates Agreement, the Company paid $625,000 for the right to operate USWeb affiliate offices in certain localities for 10 years as provided below. USWeb is a relatively new venture, which has raised approximately $34 million to date. Principal investors include Softbank Corporation, which owns Comdex and Ziff-Davis Publishing, 21st Century Communications Partners L.P., Wheatly Partners L.P. and Reuters. USWeb is seeking to capitalize on the service opportunities presented by the increasing use of the Internet and Intranets as commercial tools. The Company has formed a subsidiary, Enteractive Network Solutions Inc., doing business as USWeb Cornerstone, which is intended to provide a full range of Internet and Intranet-based business solutions, including Website design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting and marketing. The Company is obligated to pay USWeb monthly royalty and service and marketing and advertising fees equal in the aggregate to 7% of Adjusted Gross Revenues from this business, as defined in the agreement, but not less than certain contractual fee levels.

         The Company has been granted exclusive rights to develop new USWeb Affiliate offices in Long Island (Nassau-Suffolk County), Philadelphia, Baltimore, Stamford, CT, and Bergen County and Newark, NJ. The Company has established a USWeb Affiliate office in New York City and in each of the above territories. The exclusive rights granted to the Company are subject to certain minimum performance standards set forth in the Affiliates Agreement. If the Company is unable to meet these minimum performance standards, its exclusive rights may be terminated.

         On August 15, 1997 the Company consummated an agreement with Enteractive Distribution Company, LLC ("EDC"), an unrelated company. Under the terms of the agreement EDC acquired the inventory and certain accounts receivable existing August 15, 1997 resulting from the Company's interactive multimedia publishing business. In addition the Company has assigned its domestic distribution contracts with its domestic distributors to EDC and granted EDC an exclusive license to market the Company's interactive multimedia titles in North America for a minimum of two years. The sales price includes the greater of $100,000 or 50% of EDC's proceeds from the sale of the inventory in the 9 months following the closing and 50% of the accounts receivable balances collected by EDC within 24 months of closing. The Company will also receive royalties on sales of its products subsequent to liquidation of existing inventory of 15% for three years and 10% thereafter. EDC will also pay the Company a 5% royalty from the sales of any third party products it sells through August, 2002. The Company is evaluating the most appropriate manner to continue licensing its multimedia titles outside the United States. The Company does not believe that it will incur any future significant costs associated with the domestic or international distribution of its multimedia titles.

         As a result of the Company's agreement with EDC, the Company wrote down the majority of its interactive multimedia related business assets in the fourth quarter of fiscal 1997 to the related anticipated minimum proceeds of $100,000. These assets are classified as "assets held for sale" in the financial statements and in the Company's May 31, 1997 balance sheet in the Form 10-KSB.

3.       AFFILIATE RIGHTS

         Fees for affiliation rights were paid to USWeb for the right to join the USWeb network and operate as an affiliate in the territories indicated in note 2. The fee is being amortized over the 10 year life of the agreement with USWeb. Affiliate rights at August 31, 1997 were net of accumulated amortization of $46,900.

4.       USE OF ESTIMATES

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

5.       PRIVATE PLACEMENT

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

         The Company must use the proceeds, if any, derived from the exercise of the Company's currently outstanding public Common Stock Warrants, which expire in October 1997, or 50% of the proceeds from any other equity financing, to redeem the Preferred Stock at 110% of stated value. The Company also has the option to redeem all, or any portion on a pro rata basis of the Preferred Stock at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value. The Conversion Rate of the Convertible Preferred Stock (when calculated on the basis of dividing the Stated Value by $2.00 only) will be subject to adjustment to protect against dilution in the event of stock dividends, stock splits, combinations, subdivision and reclassifications.

6.       WARRANT EXCHANGE

         On September 16, 1997, the Company announced that it is offering to exchange (the "Exchange Offer") twenty of its publicly-traded Common Stock Purchase Warrants (the "Warrants") expiring October 20, 1997 for one share of newly-issued Common Stock, $.01 par value. As of the date of this Form 10-QSB, there are 5,121,468 Warrants outstanding. Thus, if all the Warrants are exchanged, approximately 256,000 shares of Common Stock will be issued. The fair market value of the common shares ultimately issued will be recorded as a financing expense in the second quarter of fiscal year 1998. Each Warrant currently entitles the registered holder to purchase through October 20, 1997 one share of the Company's Common Stock at an exercise price of $4.00 per share. The Exchange Offer will expire at 5:00 P.M., New York City Time on October 14, 1997, unless extended. The purpose of the Exchange Offer is to (i) reduce the overhang to the market for the Company's Common Stock and
         (ii) offer Warrant holders the opportunity to participate in any long term appreciation of the Company's securities, since absent the Exchange Offer, it is likely that the Warrants will expire unexercised on October 20, 1997.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis below should be read in conjunction with the Financial Statements of Enteractive and the Notes to Financial Statements included elsewhere in this Form 10-QSB.

         OVERVIEW
         Enteractive was formed in December 1993 to develop, publish and market interactive multimedia software products. On December 4, 1996 the Company signed an agreement with USWeb Corporation under which the Company has established a subsidiary to operate USWeb affiliate offices in New York and the exclusive rights to develop new USWeb affiliate offices in Long Island, Philadelphia, Baltimore, Stamford, CT and Bergen County and Newark, NJ. USWeb Cornerstone, the subsidiary, provides a full range of Internet and Intranet-based business solutions; including Web site design, hosting and management, design and implementation of database and e-commerce solutions, and Web-related strategic consulting and marketing.

         QUARTERLY RESULTS
         Since signing the affiliate agreement with USWeb Corporation, the Company has been building infrastructure to support anticipated sales. As a result, expenses reflected in the fiscal 1998 financial statements are disproportionately high relative to the respective revenue amounts. As revenues grow, the Company will monitor and, if necessary, adjust expense levels to support the revenue stream. By May 31, 1997, the Company no longer utilized significant resources for development or marketing of multimedia products and consequently most comparisons to the previous years' quarter are not applicable.

         The Company expects its quarterly results to vary significantly in the future. The number of customer contracts signed and fulfilled significantly influence revenues. Further market acceptance of the Company's offerings is dependent on (1) the growth and utilization of the Internet as a medium for commerce, (2) the success of USWeb establishing and positioning the USWeb brand in the territories where the Company operates (3) the degree of market acceptance of the Company's offerings and (4) the success of offerings by competitors. The Company does not expect seasonal factors to be a significant influence on revenues.

         RESULTS OF OPERATIONS - QUARTER ENDED AUGUST 31, 1997
         Net product sales for the quarter ended August 31, 1997 were $0 compared to $324,600 for the quarter ended August 31, 1996. The decrease is due to the Company's discontinuation of this line of business. Prospectively, the Company does not expect any revenues from CD-ROM title sales other than royalty income as discussed below.

         Internet services revenue was $142,400 for the quarter ended August 31, 1997. These revenues are comprised of providing custom solutions and hosting of web sites.

         Royalty revenue for the quarter ended August 31, 1997 was $34,500 compared to $177,700 for the quarter ended August 31, 1996. The decrease is due to the Company's assignment of domestic distribution rights to Enteractive Distribution Company, LLC combined with the Company's focus on increasing revenues through sales of Internet related services.

         Cost of Internet services revenue was $99,500 for the quarter ended August 31, 1997. These costs consist of labor, related benefits, overhead, software, and related equipment.

         Research and development expenses were $399,500 for the quarter ended August 31, 1997 compared to $820,800 for the quarter ended August 31, 1996. The decrease is due to the reduction in interactive media product development and consolidation of development resources. These amounts may increase in the short term, but, relative to revenue, should decrease over time as development resources are utilized to fulfill contracts.

         Marketing and selling expenses were $799,000 for the quarter ended August 31, 1997 compared to $696,500 for the quarter ended August 31, 1996. The Company has recently opened multiple sales offices and incurred non-recurring costs to staff and equip each office. Similar to research and development expense, selling expense as a percentage of revenues should decrease.

         General and administrative expenses include costs for accounting, information systems, human resources, legal, general facilities and senior executives. General and administrative expenses were $566,600 for the quarter ended August 31, 1997 compared to $439,300 for the quarter ended August 31, 1996. This number has increased due to costs associated with restructuring various departments to support the Company's new strategic direction.

         Interest income decreased from $57,000 for the quarter ended August 31,1996 to $53,600 for the quarter ended August 31, 1997 due to lower cash balances.

         No income tax benefit was recorded for the quarter ended August 31, 1997. The Company does not believe it will generate taxable income for the period ending May 31, 1998. Beyond such time, using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against its deferred tax asset.

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

         (iii)On December 12, 1996 the Company completed a private placement of 84 units each consisting of 80 shares of Preferred Stock and 50,000 Common Stock Purchase Warrants to purchase in the aggregate 4,200,000 shares of common stock at an exercise price of $4.00 per share. Proceeds were approximately $7,869,000, net of related expenses of $531,000. The Preferred Stock has a stated value of $1,250 per share and each share is convertible at any time after April 30, 1998 into such whole number of shares of common stock equal to the aggregate stated value of the Preferred Stock to be converted divided by the lesser of (i) $2.00 or (ii) 50% of the average closing sale price for the common stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company must use the proceeds, if any, derived from the exercise of the Company's currently outstanding public common stock warrants, which expire in October 1997, or 50% of the proceeds from any other equity financing, to redeem the Preferred Stock at 110% of the stated value. The Company also has the option to redeem the Preferred Stock at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

         In May 1996, the Company consummated an agreement with certain of its officers pursuant to which the Company repurchased 1,000,000 shares of Common Stock at $1.00 per share. Under the purchase agreement as amended, the Company paid all but $40,200 of the purchase price by August 31, 1997.

         At August 31, 1997, the Company had cash and cash equivalents of $3,063,400. The decrease of $1,889,500 in cash and cash equivalents from May 31, 1997 reflects the funding of operating activities - $1,661,700, and the purchase of fixed assets - $227,800. The decrease in both accounts receivable and inventory are related to the Company's adjusting those balances related to its multimedia products to their net realizable value based on the sale of that line of business.

         Capital expenditures were $227,800 for the quarter ended August 31, 1997 compared to $14,500 for the quarter ended August 31, 1996. The Company anticipated higher capital expenditures in the first quarter as a result of acquiring equipment required for the US Web affiliate field offices, companywide wide area network, new employees, web site hosting and development centers. Prospectively, the Company expects capital expenditures to stabilize as much of the expenditures in the first quarter fiscal year 1998 were non-recurring.

         The Company believes that its existing cash and cash equivalents and anticipated revenues will be sufficient to meet its liquidity and cash requirements for at least the next 9 months. However, these funds may not be sufficient to meet the Company's longer-term cash requirements for operations. Based on management's assessment of the future marketability of its titles and demand for Internet related services, the Company may significantly alter the level of expenses both within the next 9 months and thereafter.

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

         Item 1.  Legal Proceedings

         None

         Item 2.  Change in Securities

         None

         Item 3.  Defaults upon Senior Securities

         None

         Item 4.  Submissions of Matters to a Vote Security Holders

         None

         Item 5.  Other Information

         On August 15, 1997, the Company completed the previously announced distribution contract with EDC. See Note 2 of Notes to Condensed Consolidated Financial Statements.

         Item 6.           Exhibits and Reports on Form 8-K

         None

         SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENTERACTIVE, INC.
                                    -----------------
                                    (Registrant)

Date October 14, 1997               /s/ Kenneth Gruber
                                    ------------------------------
                                    Kenneth Gruber
                                    Chief Financial Officer and
                                    Principal Accounting Officer