Form 10QSB
period 1997-11-30
ENTERACTIVE INC /DE/
filed 1998-01-14
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997


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


               25 West 45th Street, Suite 306, New York, NY 10036
                    (Address of Principal Executive Offices)

                                 (212) 768-7100
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES / X /         NO  /  /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                  Number Outstanding
       Title of Class                             as of December 22, 1997
       --------------                             -----------------------
  Common Stock, $.01 Par Value                           8,019,555


Transitional Small Business Disclosure Format: Yes / /        No /X/

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                           Page
Item 1   Financial Statements

         Consolidated Balance Sheets at November 30, 1997 and May 31, 1997    3

         Consolidated Statements of Operations for the three months
         and six months ended November 30, 1997 and 1996                     4,5

         Consolidated Statements of Cash Flows for the six months ended
         November 30, 1997 and 1996                                            6

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8



PART II - OTHER INFORMATION

                                                                            Page
Item 1.           Legal Proceedings                                           11

Item 2.           Change in Securities                                        11

Item 3.           Defaults upon Senior Securities                             11

Item 4.           Submissions of Matters to a Vote by Security Holders        11

Item 5.           Other Information                                           11

Item 6.           Exhibits and Reports on Form 8-K                            11


SIGNATURES                                                                    12

                        ENTERACTIVE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                November 30                 May 31
                                                                                   1997                      1997
ASSETS                                                                          (unaudited)
                                                                             ---------------------------------------------
Current Assets
      Cash and cash equivalents                                              $       1,351,500          $       4,952,900
      Accounts receivable                                                              232,200                    224,400
      Assets held for sale                                                              19,900                    100,000
      Prepaid expenses and other                                                       225,200                     93,800
                                                                             ------------------       --------------------
         Total current assets                                                        1,828,800                  5,371,100


Affiliation Rights, net                                                                562,500                    593,800
Property and equipment, net                                                            505,500                    154,900
Other                                                                                  119,300                     61,500
                                                                             ------------------       --------------------
                                                                                   $ 3,016,100          $       6,181,300
                                                                             ==================       ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

      Accounts payable                                                                $415,900                   $287,900
      Accrued restructuring expenses                                                   336,300                          -
      Accrued payroll and related expenses                                              93,600                          -
      Other accrued expenses                                                           424,400                    623,900

      Deferred revenue                                                                       -                     69,500

      Current maturities of long-term debt                                             104,700                     40,200
                                                                             ------------------       --------------------
         Total current liabilities                                                   1,374,900                  1,021,500

     Long-term debt                                                                    104,300                          -
                                                                             ------------------       --------------------
         Total liabilities                                                           1,479,200                  1,021,500


Commitments and contingencies

Stockholders' Equity
    Preferred Stock $.01 par value,
    2,000,000 shares authorized and 6,720
    shares issued and outstanding                                                          100                        100

    Common Stock $.01 par value,  50,000,000
    shares  authorized;  8,019,555 and
    7,679,441 shares issued and outstanding for
    November 30, 1997 and May 31, 1997 respectively                                     80,200                     76,800

    Additional paid-in capital                                                      28,249,500                 28,038,400

    Accumulated deficit                                                            (26,792,900)               (22,955,500)
                                                                             ------------------       --------------------
          Total stockholders' equity                                                 1,536,900                  5,159,800

                                                                             $       3,016,100          $       6,181,300
                                                                             ==================       ====================

See notes to consolidated financial statements

                        ENTERACTIVE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 For the Three Months Ended November 30
                                                                                         1997                   1996
                                                                             -------------------------------------------
                                                                                     (unaudited)            (unaudited)

Net product sales                                                                $             -          $     441,500

Internet services revenues                                                               376,000                      -

Software licensing and royalty revenue                                                    98,000                197,600
                                                                             -------------------------------------------
       Total revenues                                                                    474,000                639,100


Cost of product sales                                                                          -                219,900

Amortization of capitalized software                                                           -                107,100

Cost of Internet services revenues                                                       319,300                      -
Cost of licensing and royalty revenue                                                     22,200                  9,400
Research and development expenses                                                        484,100                619,400
Marketing and selling expenses                                                           953,500              1,109,300
General and administrative expenses                                                      492,400                468,200

Restructuring expenses                                                                   427,700                      -
                                                                             -------------------------------------------
       Total costs and expenses                                                        2,699,200              2,533,300


Operating loss                                                                        (2,225,200)            (1,894,200)
                                                                             -------------------------------------------

Other income (expense):
      Interest expense                                                                    (3,400)                (4,800)

      Other income                                                                             -                  6,900
      Interest income                                                                     25,400                 26,400
                                                                             -------------------------------------------
            Loss before income taxes                                                  (2,203,200)            (1,865,700)


Income tax expense                                                                             -                      -
                                                                             -------------------------------------------

            Net loss                                                             $    (2,203,200)         $  (1,865,700)
                                                                             -------------------------------------------


            Loss per common and
               common equivalent share                                           $         (0.28)         $       (0.24)
                                                                             -------------------------------------------
            Weighted average shares of common
                stock and common stock equivalents                                     7,828,751              7,679,441

See notes to consolidated financial statements

                        ENTERACTIVE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the Six Months Ended November 30
                                                                                    1997                    1996
                                                                              -----------------        ---------------
                                                                                (unaudited)             (unaudited)

Net product sales                                                                $           -            $   766,100

Product development revenue                                                                  -                 40,700

Internet revenues                                                                      518,300                      -

Software licensing and royalty revenue                                                 132,400                375,300
                                                                              ----------------------------------------
       Total revenues                                                                  650,700              1,182,100


Cost of product sales                                                                        -                348,900

Amortization of capitalized software                                                         -                214,200

Cost of internet revenues                                                              418,800                      -
Cost of licensing and royalty revenue                                                   22,200                 37,000
Research and development expenses                                                      883,600              1,440,200
Marketing and selling expenses                                                       1,752,500              1,805,800
General and administrative expenses                                                  1,058,800                907,500

Restructuring expenses                                                                 427,700                      -
                                                                              ----------------------------------------
       Total costs and expenses                                                      4,563,600              4,753,600


Operating loss                                                                      (3,912,900)            (3,571,500)
                                                                              ----------------------------------------

Other income (expense):
      Interest expense                                                                  (3,400)               (22,200)

      Other income (expense)                                                                 -                 83,400
      Interest income                                                                   78,900                  6,900
                                                                              ----------------------------------------

            Loss before income taxes                                                (3,837,400)            (3,503,400)


Income tax expense                                                                        -
                                                                              ----------------------------------------

            Net loss                                                             $  (3,837,400)           $(3,503,400)
                                                                              ========================================

            Loss per common and
               common equivalent share                                           $       (0.49)           $     (0.46)
                                                                              ========================================

            Weighted average shares of common
                stock and common stock equivalents                                   7,754,096              7,679,441

See notes to consolidated financial statements

                        ENTERACTIVE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Six Months Ended November 30
                                                                                              1997              1996
                                                                                     ------------------------------------
                                                                                            (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                  $   (3,837,400)   $ (3,503,400)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                               109,400         297,600
     Stock Option Consulting expense                                                                   -         237,500
Changes in assets and liabilities
     Accounts receivable                                                                          (7,800)       (499,000)
     Assets held for sale                                                                         80,100               -
     Inventories                                                                                       -        (156,300)
     Prepaid expenses and other                                                                 (131,400)       (232,100)
     Other assets                                                                                (57,800)              -
     Accounts payable                                                                            128,000         (61,600)
     Accrued expenses                                                                            230,400        (739,400)
     Deferred revenue                                                                            (69,500)              -
                                                                                     ------------------------------------
           Net cash used in operating activities                                              (3,556,100)     (4,656,700)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property and equipment                                                       (428,700)        (33,700)
                                                                                     ------------------------------------
           Net cash (used in ) provided by investing activities                                 (428,700)        (33,700)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from exercise of stock options                                                   214,500          73,800
       Proceeds from sale and leaseback of equipment                                             168,800               -
       Principal payments under long-term debt                                                         -        (110,400)

                                                                                     ------------------------------------
            Net cash provided by financing activities                                            383,400         (36,600)
                                                                                     ------------------------------------
            Net decrease in cash and cash equivalents                                         (3,601,400)     (4,727,000)

CASH AND CASH EQUIVALENTS
      Beginning of period                                                                      4,952,900       6,005,400
                                                                                     ------------------------------------
      End of period                                                                        $   1,351,500   $   1,278,400
                                                                                     ====================================

See notes to consolidated financial statements

                                ENTERACTIVE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       GENERAL

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and in the opinion of management contain all adjustments (consisting of only normal recurring entries) necessary to present fairly the Company's financial position as of November 30, 1997, and the results of its operations and its cash flows for the six month and three month periods ended November 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The interim financial statements should be read in conjunction with the Company's financial statements and related notes in the May 31, 1997 Annual Report on Form 10-KSB. The results for the six month period ended November 30, 1997 are not necessarily indicative of the results to be obtained for the full year.

2.       BUSINESS

         Headquartered in New York, New York, Enteractive, Inc. (the "Company") offers products and services to customers for the design, development, operation and maintenance of customer Intranets or sites on the Internet and World Wide Web and publishes multimedia titles to the home.The Company sold its domestic distribution rights, inventory and certain accounts receivable from its interactive multimedia publishing business to a third party. The Company's address is 25 West 45th Street, Suite 306, New York, New York 10036 and its telephone number is
         (212) 768-7100. Its World Wide Web site address is http://www.crstone.com.

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

         The Company, directly or in cooperation with third parties, designs, develops, installs, maintains and hosts customer Intranets or sites on the Internet and World Wide Web. According to an August 1996 report by Forrester Research the number of Web sites is projected to grow from 43,000 at the end of 1996 to 657,000 at the end of 2000. In addition, businesses are demanding more complex Web sites, as these sites become increasingly important first points of contact with current and prospective customers. Accordingly, the Company believes that a company's web site is becoming a mission-critical component of the enterprise. Companies are also increasingly deploying Intranets to manage their internal corporate communications because they enable employees and business associates to receive corporate information and training efficiently, communicate through e-mail, use the internal network's client applications and access proprietary information and legacy databases.

         On December 4, 1996, the Company entered into an agreement (the "Enteractive Affiliates Agreement") with USWeb Corporation ("USWeb") pursuant to which the Company became an affiliate of USWeb and a member of USWeb's network of independent affiliates (the "USWeb Network"). Under the Affiliates Agreement, the Company paid $625,000 for the right to operate USWeb affiliate offices in certain localities for 10 years as provided below. USWeb is a public company whose principal investors include Intel, Softbank Corporation, which owns Comdex and Ziff-Davis Publishing, 21st Century Communications Partners L.P., Wheatly Partners L.P. and Reuters. USWeb is seeking to capitalize on the service opportunities presented by the increasing use of the Internet and
         Intranets as commercial tools. The Company has formed a subsidiary, Enteractive Network Solutions Inc., doing business as USWeb Cornerstone, which is intended to provide a full range of Internet and Intranet-based business solutions, including Web Site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting and marketing. The Company is obligated to pay USWeb monthly royalty and service and marketing and advertising fees equal in the aggregate to 7% of Adjusted Gross Revenues from this business, as defined in the agreement, but not less than certain contractual fee levels.

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

3.       AFFILIATE RIGHTS

         Fees for affiliation rights were paid to USWeb for the right to join the USWeb network and operate as an affiliate in the territories indicated in note 2. The fee is being amortized over the 10 year life of the agreement with USWeb. Affiliate rights at November 30, 1997 were net of accumulated amortization of $62,500.

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

6.       WARRANT EXCHANGES

         On September 16, 1997, the Company offered to exchange (the "Exchange Offer") twenty of its publicly-traded Common Stock Purchase Warrants (the "Warrants") expiring October 20, 1997 for one share of newly-issued Common Stock, $.01 par value. On September 16, 1997, there were 5,121,468 Warrants outstanding. The purpose of the Exchange Offer was to (i) reduce the overhang to the market for the Company's Common Stock and (ii) offer Warrant holders the opportunity to participate in any long term appreciation of the Company's securities, since absent the Exchange Offer, it is likely that the Warrants have would expired unexercised on October 20, 1997. On October 14, 1997 the company issued 248,864 shares of common stock, $.01 par value in exchange of 4,977,280 warrants which were exchanged as part of the Exchange Offer. The balance of the outstanding Warrants expired unexercised.

         On November 19, 1997 the Company offered to the holders of 4,200,000 common stock purchase warrants to issue one share of its par value $.01 common stock for 2.8 warrants. The exchange offer is conditioned on all holders of the warrants agreeing to the exchange and expires on January 20, 1998, unless extended. The warrants subject to the offer entitled the registered holder to purchase through December 13, 2001 one share of common stock at $4.00 per share. As a condition to closing the exchange offer, the Company is seeking the consent of all the holders of its Convertible Preferred Stock to (1) delay the date when the Preferred Stock can first be converted into Common Stock from April 30, 1998 until any time after June 30, 1999 and (2) modify the redemption feature so that one-third, rather than 50%, of the net proceeds from any public equity offering consummated by the Company prior to January 1, 2000 will be used to redeem the outstanding Preferred Stock and if the closing price of the Company's common Stock is at least $6.00 for 10 trading days in any 30 day period, the Company will use its best efforts to complete an underwritten offering of its Common Stock. All holders of Preferred Stock who approve the delay in the conversion date will receive a special monthly interest payment equal to 12% per annum of the stated value of the Preferred Stock ($1,250 per share) for the period commencing April 30, 1998 and ending the earlier of (1) June 30, 1999 or (2) the redemption date, if any of the Preferred Stock. Such payment may be made, at the Company's option in either cash or additional shares of its Common Stock or a combination thereof. Such payments will be made at the later of (1) the time it redeems the Preferred Stock, or (2) July 10, 1999 (if the Company does not redeem the Preferred Stock on or before June 30, 1999)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis below should be read in conjunction with the Financial Statements of Enteractive and the Notes to Financial Statements included elsewhere in this Form 10-QSB.

         OVERVIEW
         Enteractive was formed in December 1993 to develop, publish and market interactive multimedia software products. On December 4, 1996 the Company signed an agreement with USWeb Corporation under which the Company has established a subsidiary to operate in New York and the exclusive rights in Long Island, Philadelphia, Baltimore, Stamford, CT and Bergen County and Newark, NJ. USWeb Cornerstone, the subsidiary, provides a full range of Internet and Intranet-based business solutions; including Web site design, hosting and management, design and implementation of database and e-commerce solutions, and Web-related strategic consulting and marketing.

         QUARTERLY RESULTS
         Since signing the affiliate agreement with USWeb Corporation, the Company has been building infrastructure to support anticipated sales. The Company monitors and adjusts expense levels to support the revenue stream. By May 31, 1997, the Company no longer utilized significant resources for development or marketing of multimedia products and consequently most comparisons to the previous years' periods are not applicable.

         By November 30, 1997 the Company, with the approval of USWeb, decided that it could more cost effectively service the territories covered under the franchise agreement with USWeb by closing offices in New Jersey, Long Island, NY Philadelphia, PA and Stamford CT and operate from offices located in New York City and Baltimore, Maryland. The statement of operations for the three month period ended November 30, 1997 reflects expenses totaling $427,700 to reflect the Company's estimated losses from subleasing the closed offices and the severance associated with eliminating positions deemed unnecessary by management.

         The Company expects its quarterly results to vary significantly in the future. The number of customer contracts signed and fulfilled significantly influence revenues. Further market acceptance of the Company's offerings is dependent on (1) the growth and utilization of the Internet as a medium for commerce, (2) the success of USWeb establishing and positioning the USWeb brand in the territories where the Company operates and (3) the success of offerings by competitors. The Company does not expect seasonal factors to be a significant influence on revenues.

         RESULTS OF OPERATIONS - QUARTER AND SIX MONTHS ENDED NOVEMBER 30, 1997 Net product sales for the three and six month periods ended November 30, 1997 were $0 compared to $441,500 and $766,100 for the three and six month periods ended November 30, 1996. The decrease is due to the Company's decision to license others to market and distribute it's interactive multimedia products. Revenues from these relationships are reflected as royalties. Prospectively, the Company does not expect any revenues from CD-ROM title sales other than royalty income as discussed below.

         Internet services revenue for the three and six month periods ended November 30, 1997 were $376,000 and $518,300 respectively compared to $0 and $0 for the three and six month periods ended November 30, 1996. These are consulting and services revenues from USWeb Cornerstone, which began operations in the current fiscal year.

         Royalty revenue for the three and six month periods ended November 30, 1997 were $98,000 and $132,400 respectively compared to $197,600 and $375,300 for the three and six month periods ended November 30, 1996. The decrease is the result of the Company's decision to focus on the Internet business of USWEB Cornerstone. The royalties relate to sales of titles all of which were first marketed over 12 months ago. This revenue stream is expected to continue to diminish as the titles continue to age.

         Cost of Internet services revenue for the three and six month periods ended November 30, 1997 were $319,300 and $418,800 respectively compared to $0 for the three and six month periods ended November 30, 1996. These costs include the labor (salary and benefits) and overhead related to the provision of consulting and development services and cost of equipment resold to clients.

         Research and development expenses for the three and six month periods ended November 30, 1997 were $484,100 and $883,600 respectively compared to $619,400 and $1,440,200 for the three and six month periods ended November 30, 1996. The decrease is due to the reduction in interactive multi-media product development and fewer number of people performing development. These amounts may increase in the short term, but, relative to revenue, should decrease over time as development resources are utilized to fulfill contracts.

         Marketing and selling expenses for the three and six month periods ended November 30, 1997 were $953,500 and $1,752,500 respectively compared to $1,109,300 and $1,805,800 for the three and six month periods ended November 30, 1996. Throughout most of the quarter ended November 30, 1997, the Company incurred costs to staff and equip multiple sales offices. However, as mentioned earlier, the Company has recently consolidated its sales operations and selling expense as a percentage of revenues should decrease.

         General and administrative expenses for the three and six month periods ended November 30, 1997 were $492,400 and $1,058,800 respectively compared to $468,200 and $907,500 for the three and six month periods ended November 30, 1996. General and administrative expenses include costs for accounting, information systems, human resources, legal, general facilities and senior executives.

         Interest and other income includes interest and dividend payments on cash balances. Interest and other income for the three and six month periods ended November 30, 1997 were $25,400 and $78,900 respectively compared to $33,300 and $90,300 for the three and six month periods ended November 30, 1996 due to lower cash balances.

         No income tax benefit was recorded for the quarter ended November 30, 1997. The Company does not believe it will generate taxable income for the period ending May 31, 1998. Beyond such time, using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against its deferred tax asset.

         LIQUIDITY AND CAPITAL RESOURCES
         Since June 1, 1995, the Company's principal sources of capital have been as follows:

         On December 12, 1996 the Company completed a private placement of 84 units each consisting of 80 shares of Preferred Stock and 50,000 Common Stock Purchase Warrants to purchase in the aggregate 4,200,000 shares of common stock at an exercise price of $4.00 per share. Proceeds were approximately $7,869,000, net of related expenses of $531,000. The Preferred Stock has a stated value of $1,250 per share and each share is convertible at any time after April 30, 1998 into such whole number of shares of common stock equal to the aggregate stated value of the Preferred Stock to be converted divided by the lesser of (i) $2.00 or
         (ii) 50% of the average closing sale price for the common stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company must use 50% of the proceeds from any equity financing, to redeem the Preferred Stock at 110% of the stated value. The Company also has the option to redeem the Preferred Stock at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

         In May 1996, the Company consummated an agreement with certain of its officers pursuant to which the Company repurchased 1,000,000 shares of Common Stock at $1.00 per share. Under the purchase agreement as amended, the Company paid all but $40,200 of the purchase price by November 30, 1997.

         During the second quarter of fiscal 1998, the Company completed a three year sale/leaseback agreement with a leasing company secured by the net book value of specific equipment. The Company received $168,800 which approximated the net book value of the equipment. The current portion of the $168,800 is $104,700. The effective interest rate of the lease is 8 1/2% and the monthly payment is $6,400.

         At November 30, 1997, the Company had cash and cash equivalents of $1,351,500. The decrease of $3,601,400 in cash and cash equivalents from May 31, 1997 reflects the funding of operating activities of $3,556,100 and the purchase of fixed assets of $428,700.

         Capital expenditures were $428,700 for the six months ended November 30,1997 compared to $33,700 for the six months ended November 30, 1996. The Company's higher fiscal 1998 capital expenditures result from acquiring equipment required for the US Web affiliate sales offices. The Company does not anticipate significant capital expenditures for the remaining of the fiscal year other than for the development center which will grow relative to sales volume.

         In August 1997, Nasdaq enacted new standards for the listing of its member companies on its Small Cap Market. These standards, which take effect on February 23, 1998, require listed companies to maintain certain financial and corporate governance criterion for continued listing on the SmallCap market. As of November 30, 1997, the Company would not meet one of the financial criterion which require it to maintain certain minimum tangible net asset amounts and, thus, would not meet the new standards for continued listing on the SmallCap market. After such standards take effect, companies that do not meet the new standards could be subject to de listing from the SmallCap market. The Company is actively pursuing its options to ensure that it attains at least the minimum standards for continued listing on the SmallCap Market before the six month period expires, however, there can be no assurances that the Company will be successful in achieving the new standards and maintaining its SmallCap listing.

         Given the Company's anticipation of continued losses and its need to attain compliance with the new SmallCap listing standards, the Company is assessing alternative ways to raise capital. The Company will seek to enter into a transaction or transactions to raise additional capital during January and February of 1998 to ensure that it has sufficient capital resources to carry it through the end of 1998. The can be no assurances that additional financing will be available to the Company.

         FORWARD LOOKING STATEMENTS
         This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
         Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, the success of its USWeb Cornerstone subsidiary as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QKSB will prove to be accurate. In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

         INFLATION
         The past and expected future impact of inflation on the financial statements is not significant.

         Item 1.  Legal Proceedings

         None

         Item 2.  Change in Securities

         As described in Note 6 to Notes to Condensed Consolidated Financial Statements, the Company completed the Exchange Offer during the quarter ended November 30, 1997.

         Item 3.  Defaults upon Senior Securities

         None

         Item 4.  Submissions of Matters to a Vote Security Holders

         None

         Item 5.  Other Information

         On December 17, 1997, the Company announced that Ed Schroeder was promoted to President and Chief Executive Officer and named to the Company's Board of Directors. Since September 1997 Mr. Schroeder has been a Vice President and General Manager of USWEB Cornerstone. Before joining Enteractive, Mr. Schroeder had been affiliated with IBM Corporation for over 25 years. Most recently he was the Vice President, Northeast Area. In this capacity he directed 250 employees and 150 contractors which generated $450 million in services and hardware revenues. Prior to that he was General Manager of IBM Long Island with P&L responsibility for an annual $250 million business providing hardware, software and professional services. Mr. Andrew Gyenes will continue as the Chairman of the Board focusing on acquisitions and the long term strategic direction of the Company.

         The Company also announced that in addition to Mr. Schroeder, Ronald E. Cuneo has joined the Company's Board of Directors. They are replacing Messrs. Michael Alford and Randal Hujar who have resigned from the Board. Mr. Cuneo has experience as a CEO working with acquisitions, growing and transitioning businesses. Most recently Mr. Cuneo was President of Wang Federal, Inc. a major worldwide systems integrator and provider of software services and products to the Federal Government. Prior to that Mr. Cuneo had 25 years of increasing senior management experience in various divisions of Honeywell.

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

                                            ENTERACTIVE, INC.
                                            -----------------
                                            (Registrant)

         Date January 14, 1997              /s/ Kenneth Gruber
                                            ------------------------------
                                            Kenneth Gruber
                                            Chief Financial Officer and
                                            Principal Accounting Officer