Form 10QSB/A
period 1997-02-28
ENTERACTIVE INC /DE/
filed 1998-05-01
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSBA

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                For the quarterly period ended February 28, 1997


[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

            For the transition period from _________ to ______________

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

YES    /X /   NO /  /

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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                          Page
Item 1   Financial Statements

         Consolidated Balance Sheets at February 28, 1997 and
         February 29,1996                                                   3

         Consolidated Statements of Operations for the three months
         and nine months ended February 28, 1997 and February 29, 1996    4,5

         Consolidated Statements of Cash Flows for the nine months
         ended February 28, 1997 and February 29, 1996                      6

         Notes to Condensed Consolidated Financial Statements               7

SIGNATURES                                                                 10

                        ENTERACTIVE INC. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                  February 28              May 31
                                                                                     1997                  1996
                                                                                  -----------             -------
ASSETS                                                                            (unaudited)
Current Assets
      Cash and cash equivalents                                               $  6,516,700            $  6,005,400
      Accounts receivable                                                          224,800                 147,400
      Income taxes receivable                                                         --                    16,400
      Inventories                                                                  518,100                 439,500
      Prepaid expenses and other                                                    10,400                  10,200
                                                                              ------------            ------------
         Total current assets                                                    7,270,000               6,618,900

Capitalized software                                                               749,500               1,070,600
Affiliate Right                                                                    609,400                    --
Property and equipment, net                                                        166,000                 231,300
Other                                                                               24,200                  24,200
                                                                              ------------            ------------
                                                                              $  8,819,100            $  7,945,000
                                                                              ------------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                                        $    896,000            $  1,404,300
      Accrued expenses                                                              55,200                 895,300
      Current maturities of long-term debt                                          40,200                 498,900
                                                                              ------------            ------------
         Total current liabilities                                                 941,300               2,798,500
    Long-term debt, excluding current maturities                                    40,200                 167,800
                                                                              ------------            ------------
                      Total liabilities                                          1,031,600               2,966,300

    Commitments and contingencies
    Stockholders' Equity
    Preferred Stock $.01 par value, 2,000,000 shares
    authorized and 6,720 and 0 shares issued and outstanding
    for February 28, 1997 and May 31, 1996, respectively                               100                    --

    Common Stock $.01 par value, 30,000,000 shares authorized;
    7,679,441 and 7,656,435 shares  issued and outstanding for
    February 28, 1997 and May 31,1996, respectively                                 76,800                  76,600

    Additional paid-in capital                                                  27,919,500              19,620,900

    Accumulated deficit                                                        (20,208,900)            (14,718,800)
                                                                              ------------            ------------
          Total stockholders' equity                                             7,787,500               4,978,700

    See notes to consolidated  financial statements                           $  8,819,100            $  7,945,000
                                                                              ------------            ------------

                        ENTERACTIVE INC. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                Three months ended
                                                                       February 28               February 29
                                                                          1997                      1996
                                                                       ------------          ---------------

Net product sales                                                      $   115,200           $    95,200
Product development revenue                                                   --                  57,200
Royalty revenue                                                            152,600                   900
                                                                       -----------           -----------
       Total revenues                                                      267,800               153,300

Cost of product sales                                                      113,600                22,300
Amortization of capitalized software                                       107,000                  --
Cost of development revenue                                                   --                  37,300
Research and development expense                                           542,000               844,200
Marketing and selling expenses                                             835,500               344,300
Internet services expenses                                                 516,700                  --
General and administrative expenses                                        210,600               587,300
Acquired in-process research and development                                  --               1,915,100
                                                                       -----------           -----------
       Total costs and expenses                                          2,325,400             3,750,500
                                                                       -----------           -----------

Operating loss                                                          (2,057,600)           (3,597,200)
                                                                       -----------           -----------

Other income (expense):
      Interest expense                                                     (10,900)              (57,500)
      Interest income                                                       81,800                19,800
      Other                                                                   --                  (4,000)
                                                                       -----------           -----------
Net Loss                                                               $(1,986,700)          $(3,638,900)
                                                                       -----------           -----------

Preferred stock preferences(1997 restated - Note 7)                       (932,100)

                                                                       -----------           -----------
Net loss to common shareholders (1997 restated -Note 7)                $(2,918,800)          $(3,638,900)
                                                                       -----------           -----------

Loss per common and common equivalent share (1997 restated - Note 7)   $     (0.38)          $     (0.76)
                                                                       -----------           -----------

            Weighted average shares of common stock outstanding          7,679,441             4,775,489
                                                                       -----------           -----------

See notes to consolidated financial statements

                        ENTERACTIVE INC. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                    Nine Months Ended
                                                                         Feb. 28, 1997        Feb. 28, 1996
                                                                         -------------        --------------
Net product sales                                                            881,300               324,800
Product development revenue                                                   40,700               257,700
Royalty revenue                                                              527,900               103,300
                                                                          ----------           -----------
       Total revenues                                                      1,449,900               685,800

Cost of product sales                                                        462,500                77,600
Amortization of capitalized software                                         321,200                  --
Cost of Development revenue                                                   37,000               225,500
Research and development expenses                                          1,982,200             2,301,500
Marketing and selling expenses                                             2,641,300             1,354,700
Internet services expense                                                    516,700                  --
General and administrative expenses                                        1,118,100             1,246,900
Acquired in process research and development                                    --               1,915,100
                                                                          -----------          -----------
       Total costs and expenses                                            7,079,000             7,121,300
                                                                          -----------          -----------

Operating loss                                                            (5,629,100)           (6,435,500)
                                                                          -----------          -----------

Other income (expense):
      Interest expense                                                       (33,100)              (33,100)
      Interest income                                                        165,200               110,000
      Other                                                                    6,900                 4,900

                                                                          -----------          -----------
            Net loss                                                      (5,490,100)           (6,378,800)
                                                                          -----------          -----------

Preferred stock preferences (1997 restated - Note 7)                        (932,100)
                                                                         ------------          -----------
Net loss to common shareholders (1997 restated - Note 7)                 $(6,422,200)          $(6,378,800)
                                                                         ------------          -----------

Loss per common and common equivalent  share (1997 restated - Note 7)    $     (0.84)          $     (1.34)
                                                                         ------------          -----------
            Weighted average shares of common
                stock outstanding                                          7,679,295             4,775,489
                                                                         ------------          -----------

See notes to consolidated financial statements

                        ENTERACTIVE INC. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                            Nine Months Ended
                                                                                            February 28,1997    February 28,1997
                                                                                            -----------------   ----------------
                                                                                                (unaudited)       (unaudited)

Net Loss                                                                                       $(5,490,100)      $(6,378,800)
Adjustments to reconcile net loss to net cash used in operating activities
          Depreciation and amortization                                                            462,100           287,400
          Acquired in process research and development                                                             1,915,100
          Gain on disposal of assets                                                                                  (9,000)
          Stock option consulting expense                                                          356,300              --
Changes in assets and liabilities
          Accounts receivable                                                                      (77,400)         (101,000)
          Notes receivable                                                                            --                --
          Income taxes receivable                                                                   16,400            13,700
          Inventories                                                                              (78,600)         (140,200)
          Prepaid expenses and other                                                                  (200)           30,400
          Other assets                                                                                --              (2,800)
          Accounts payable                                                                        (508,300)          271,400
          Accrued expenses                                                                        (840,100)         (194,000)
                                                                                                -----------       -----------
                     Net cash used in operating activities                                      (6,159,900)       (4,307,800)
                                                                                                -----------       -----------

Cash flows from investing activities
          Proceeds from sale of investments                                                            --           1,085,700
          Notes receivable                                                                             --            (285,200)
          Cash acquired from Lyriq acquisition                                                         --              11,300
          Purchase of franchise rights                                                             (625,000)             --
          Purchases of property and equipment                                                       (60,100)          (35,700)
                                                                                                                  -----------
                                                                                                -----------       -----------
                     Net cash (used) provided by investing activities                              (685,100)          775,500
                                                                                                -----------       -----------

Cash flows from financing activities
          Exercise of stock options                                                                 73,500              --
          Repayment of short-term borrowings                                                          --             (15,200)
          Net proceeds from issuance of convertible preferred stock                              7,869,100         2,460,000
          Principal payments under long-term debt                                                 (586,300)             --
          Principal payments under capital lease obligations                                          --              (2,900)
                                                                                               -----------       -----------
                     Net cash provided by financing activities                                   7,356,300         2,441,900
                                                                                               -----------       -----------

                     Net increase (decrease) in cash and cash equivalents                          511,300        (1,090,400)

Cash and cash equivalents
          Beginning of year                                                                      6,005,400         2,932,400
                                                                                               -----------       -----------
          End of period                                                                        $ 6,516,700       $ 1,842,000
                                                                                               ===========       ===========

See notes to consolidated financial statements

                                ENTERACTIVE, INC
               Notes to Condensed Consolidated Financial Statement
                                   (Unaudited)

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

      In a 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when preferred stock is convertible at a discount from the then current common stock market price, the discount amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature", which should be recognized as a return to the preferred shareholders. Based on the market price of the Company's common stock and the fair value of the warrants on the date of issuance the Class A Preferred Stock had a non cash beneficial conversion feature of $13,390,000. The beneficial conversion feature is recognized solely in the calculation of loss per common share over a 17 month period, beginning with the issuance of the Preferred stock to April 30, 1998, the first date that conversion can occur. As a result, the loss per common share for the three and nine months ended February 28, 1997 have been restated to reflect an increase of ($0.12) as a result of the SEC announcement.

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


                                                ENTERACTIVE, INC.
                                                -----------------
                                                (Registrant)








Date : April 30, 1998                           /S/ Kenneth Gruber
                                                ----------------------------
                                                Kenneth Gruber
                                                Chief Financial Officer and
                                                Principal Accounting Officer