Form 10QSB/A
period 1997-08-31
ENTERACTIVE INC /DE/
filed 1998-05-01
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSBA

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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                        Page
                                                                        ----
Item 1  Financial Statements

        Consolidated Balance Sheets at August 31, 1997 and May 31, 1997    3

        Consolidated Statements of Operations for the three months and
        six months ended August 31, 1997 and 1996                          4

        Consolidated Statements of Cash Flows for the six months ended
        August 31, 1997 and 1996                                           5

        Notes to Financial Statements                                      6

SIGNATURES                                                                 9

                        ENTERACTIVE INC. and Subsidiaries
                           Consolidated Balance Sheets


                                                                 August 31                 May 31
                                                                    1997                    1997
                                                                 ----------               --------
ASSETS                                                           (unaudited)
Current Assets
      Cash and cash equivalents                                $  3,063,400              $  4,952,900
      Accounts receivable                                           213,400                   224,400
      Assets held for sale                                           62,700                   100,000
      Prepaid expenses and other                                    143,600                    93,800
                                                               ------------              ------------
         Total current assets                                     3,483,100                 5,371,100

Affiliation Rights, net                                             578,100                   593,800
Property and equipment, net                                         351,800                   154,900
Other                                                                54,000                    61,500
                                                               ------------              ------------
                                                               $  4,467,000              $  6,181,300
                                                               ------------              ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                         $    311,300              $    287,900
      Accrued expenses                                              570,200                   623,900
      Deferred revenue                                               19,600                    69,500
      Current maturities of long-term debt                           40,200                    40,200
                                                               ------------              ------------
         Total current liabilities                                  941,300                 1,021,500

Commitments and contingencies

Stockholders' Equity
    Preferred Stock $.01 par value, 2,000,000 shares                    100                       100
    authorized and 6,720 shares issued and outstanding

    Common Stock $.01 par value, 50,000,000 shares
    authorized; 7,679,441 issued and                                 76,800                    76,800
    outstanding

    Additional paid-in capital                                   28,038,400                28,038,400

    Accumulated deficit                                         (24,589,600)              (22,955,500)
                                                               ------------              ------------
          Total stockholders' equity                              3,525,700                 5,159,800

    See notes to consolidated  financial statements            $  4,467,000              $  6,181,300
                                                               ------------              ------------

                        ENTERACTIVE INC. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                Three Months             Three Months
                                                                                    Ended                    Ended
                                                                                  August 31                 August 31
                                                                                     1997                     1996
                                                                                ------------              ----------
                                                                                                          (unaudited)

Internet services revenues                                                          $   142,400           $      --
Net product sales                                                                          --                 324,600
Product development revenue                                                                --                  40,700
Software licensing and royalty revenue                                                   34,500               177,700
                                                                                    -----------           -----------
       Total revenues                                                                   176,900               543,000

Cost of internet services revenues                                                       99,500                  --
Cost of product sales                                                                      --                 236,100
Cost of development revenue                                                                --                  27,600
Research and development expenses                                                       399,500               820,800
Marketing and selling expenses                                                          799,000               696,500
General and administrative expenses                                                     566,600               439,300
                                                                                    -----------           -----------
       Total costs and expenses                                                       1,864,600             2,220,300

Operating loss                                                                       (1,687,700)           (1,677,300)
                                                                                    -----------           -----------

Other income (expense):
      Interest expense                                                                     --                 (17,400)
      Interest income                                                                    53,600                57,000
                                                                                    -----------           -----------

            Net loss                                                                $(1,634,100)          $(1,637,700)
                                                                                    -----------           -----------

Preferred stock preferences (1997 restated - Note 5)                                 (1,952,100)                 --

Net loss to common shareholders (1997 restated - Note 5)                            $(3,586,200)          $(1,637,700)
                                                                                    -----------           -----------

Loss per common and common equivalent share (1997 restated - Note 5)
                                                                                    $     (0.47)          $     (0.21)
                                                                                    -----------           -----------
            Weighted average shares of common
                stock and common stock equivalents                                    7,679,441             7,678,989

See notes to consolidated financial statements.

                        ENTERACTIVE INC. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                                    Three Months     Three Months
                                                                                                  Ended August 31   Ended August 31
                                                                                                        1997               1996
                                                                                                  ---------------   ----------------
                                                                                                   (unaudited)        (unaudited)

Net Loss                                                                                             $(1,634,100)       $(1,637,700)
Adjustments to reconcile net loss to net cash used in operating activities
                 Depreciation and amortization                                                            46,600            148,600
                 Stock option consulting expense                                                            --              118,800
Changes in assets and liabilities
                 Accounts Receivable                                                                      11,000           (344,700)
                 Assets held for sale                                                                     37,300               --
                 Inventories                                                                                --             (113,300)
                 Prepaid expenses and other                                                              (49,800)           (35,100)
                 Other assets                                                                              7,500
                 Accounts payable                                                                         23,400           (402,500)
                 Accrued expenses                                                                        (53,700)          (641,900)
                 Deferred revenue                                                                        (49,900)              --
                                                                                                     -----------        -----------
                                  Net cash used in operating activities                               (1,661,700)        (2,907,800)
                                                                                                     -----------        -----------

Cash flows from investing activities
                 Purchases of property and equipment                                                    (227,800)           (14,500)
                                                                                                                        -----------
                                                                                                     -----------        -----------
                                  Net cash used in investing activities                                 (227,800)           (14,500)
                                                                                                     -----------        -----------

Cash flows from financing activities
                 Proceeds from exercise of stock options                                                    --               73,800
                 Principal payments under long-term debt                                                    --             (110,400)
                                                                                                     -----------        -----------
                             Net cash provided by financing activities                                      --              (36,600)
                                                                                                     -----------        -----------
                             Net increase (decrease) in cash and cash equivalents                     (1,889,500)        (2,958,900)

Cash and cash equivalents
                 Beginning of year                                                                     4,952,900          6,005,400
                                                                                                     -----------        -----------
                                                                                                     -----------        -----------
                 End of period                                                                       $ 3,063,400        $ 3,046,500
                                                                                                     -----------        -----------

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

                                ENTERACTIVE, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

                                ENTERACTIVE, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

         In a 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when preferred stock is convertible at a discount from the then current common stock market price, the discount amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature", which should be recognized as a return to the preferred shareholders. Based on the market price of the Company's common stock and the fair value of the warrants on the date of issuance the Class A Preferred Stock had a non cash beneficial conversion feature of $13,390,000. The beneficial conversion feature is recognized solely in the calculation of loss per common share over a 17 month period, beginning with the issuance of the Preferred stock to April 30, 1998, the first date that conversion can occur. As a result, the loss per common share has been restated to reflect an increase of ($0.26) for the three months ended August 31, 1997.

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

                                    ENTERACTIVE, INC.
                                    -----------------
                                    (Registrant)

Date April 30, 1998                 /s/ Kenneth Gruber
                                    ------------------------------
                                    Kenneth Gruber
                                    Chief Financial Officer and
                                    Principal Accounting Officer