Form 10QSB/A
period 1997-11-30
ENTERACTIVE INC /DE/
filed 1998-05-01
CIK 929648

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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                          Page
Item 1   Financial Statements

         Consolidated Balance Sheets at November 30, 1997
         and May 31, 1997                                                  3

         Consolidated Statements of Operations for the three months
         and six months ended November 30, 1997 and 1996                 4,5

         Consolidated Statements of Cash Flows for the six months
         ended November 30, 1997 and 1996                                  6

         Notes to Financial Statements                                     7


SIGNATURES                                                                10

                        ENTERACTIVE INC. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                               November 30               May 31
                                                                                                   1997                   1997
ASSETS                                                                                          (unaudited)
                                                                                              -------------             ------------
Current Assets
      Cash and cash equivalents                                                                $  1,351,500            $  4,952,900
      Accounts receivable                                                                           232,200                 224,400
      Assets held for sale                                                                           19,900                 100,000
      Prepaid expenses and other                                                                    225,200                  93,800
                                                                                               ------------            ------------
         Total current assets                                                                     1,828,800               5,371,100

Affiliation Rights, net                                                                             562,500                 593,800
Property and equipment, net                                                                         505,500                 154,900
Other                                                                                               119,300                  61,500
                                                                                               ------------            ------------
                                                                                               $  3,016,100            $  6,181,300
                                                                                               ------------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                                                         $    415,900            $    287,900
      Accrued restructuring expenses                                                                336,300                    --
      Accrued payroll and related expenses                                                           93,600                    --
      Other accrued expenses                                                                        424,400                 623,900
      Deferred revenue                                                                                 --                    69,500
      Current maturities of long-term debt                                                          104,700                  40,200
                                                                                               ------------            ------------
         Total current liabilities                                                                1,374,900               1,021,500

     Long-term debt                                                                                 104,300                    --
                                                                                               ------------            ------------
         Total liabilities                                                                        1,479,200               1,021,500


Commitments and contingencies

Stockholders' Equity
    Preferred Stock $.01 par value, 2,000,000 shares                                                    100                     100
    authorized and 6,720 shares issued and outstanding

    Common Stock $.01 par value, 50,000,000 shares authorized;
    8,019,555 and 7,679,441 shares issued and outstanding for                                        80,200                  76,800
    November 30, 1997 and May 31, 1997 respectively

    Additional paid-in capital                                                                   28,249,500              28,038,400

    Accumulated deficit                                                                         (26,792,900)            (22,955,500)
                                                                                               ------------            ------------
          Total stockholders' equity                                                              1,536,900               5,159,800

                                                                                               $  3,016,100            $  6,181,300
                                                                                               ------------            ------------

See notes to consolidated financial statements

                        ENTERACTIVE INC. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                              For the Three Months Ended November 30
                                                                                                      1997              1996
                                                                                              --------------------------------------


Net product sales                                                                                 $      --             $   441,500
Internet services revenues                                                                            376,000                  --
Software licensing and royalty revenue                                                                 98,000               197,600
                                                                                                  -----------           -----------
       Total revenues                                                                                 474,000               639,100
Cost of product sales                                                                                    --                 219,900
Amortization of capitalized software                                                                     --                 107,100
Cost of Internet services revenues                                                                    319,300                  --
Cost of licensing and royalty revenue                                                                  22,200                 9,400
Research and development expenses                                                                     484,100               619,400
Marketing and selling expenses                                                                        953,500             1,109,300
General and administrative expenses                                                                   492,400               468,200
Restructuring expenses                                                                                427,700                  --
                                                                                                  -----------           -----------
       Total costs and expenses                                                                     2,699,200             2,533,300

Operating loss                                                                                     (2,225,200)           (1,894,200)
                                                                                                  -----------           -----------

Other income (expense):
      Interest expense                                                                                 (3,400)               (4,800)
      Other income                                                                                       --                   6,900
      Interest income                                                                                  25,400                26,400
                                                                                                                        -----------
            Loss before income taxes                                                               (2,203,200)           (1,865,700)

Income tax expense                                                                                       --                    --
                                                                                                  -----------           -----------

            Net loss                                                                              $(2,203,200)          $(1,865,700)
                                                                                                  ============          ===========

Preferred stock preferences (1997 restated - Note 6)                                               (2,608,700)                 --

Net loss to common shareholders (1997 restated - Note 6)                                          $(4,811,900)          $(1,865,700)
                                                                                                  ------------          -----------


Loss per common and common equivalent share (1997 restated - Note 6)                              $     (0.61)          $     (0.24)
                                                                                                  ===========           ===========
            Weighted average shares of common
                stock and common stock equivalents                                                  7,828,751             7,679,441

See notes to consolidated financial statements

                        ENTERACTIVE INC. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)


                                                                      For the Six Months Ended November 30
                                                                            1997                  1996
                                                                      ----------------      --------------

Net product sales                                                     $      --              $   766,100
Product development revenue                                                  --                   40,700
Internet revenues                                                         518,300                   --
                                                                      -----------            -----------
Software licensing and royalty revenue                                    132,400                375,300
                                                                      -----------            -----------
       Total revenues                                                     650,700              1,182,100

Cost of product sales                                                        --                  348,900
Amortization of capitalized software                                         --                  214,200
Cost of internet revenues                                                 418,800                   --
                                                                      -----------            -----------
Cost of licensing and royalty revenue                                      22,200                 37,000
Research and development expenses                                         883,600              1,440,200
Marketing and selling expenses                                          1,752,500              1,805,800
General and administrative expenses                                     1,058,800                907,500
Restructuring expenses                                                    427,700                   --
                                                                      -----------            -----------

       Total costs and expenses                                         4,563,600              4,753,600

Operating loss                                                         (3,912,900)            (3,571,500)
                                                                      -----------            -----------

Other income (expense):
      Interest expense                                                     (3,400)               (22,200)
      Other income (expense)                                                 --                   83,400
      Interest income                                                      78,900                  6,900
                                                                      -----------            -----------

Net loss                                                              $(3,837,400)           $(3,503,400)
                                                                      -----------            -----------

Preferred stock preferences (1997 restated - Note 6)                   (4,560,800)                  --


                                                                      -----------            -----------
Net loss to common shareholders (1997 restated - Note 6)              $(8,398,200)           $(3,503,400)


Loss per common and common equivalent share(1997 restated -Note 6)    $     (1.08)           $     (0.46)
                                                                      -----------            -----------

            Weighted average shares of common
                stock and common stock equivalents                      7,754,096              7,679,441


See notes to consolidated financial statements

                        ENTERACTIVE INC. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                                     Six Months Ended November 30
                                                                                                     1997                    1996
                                                                                                     -------------------------------
                                                                                                     (unaudited)        (unaudited)
Cash flows from Operating Activities
Net Loss                                                                                           $(3,837,400)         $(3,503,400)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                                     109,400              297,600
     Stock Option Consulting expense                                                                      --                237,500
Changes in assets and liabilities
     Accounts receivable                                                                                (7,800)            (499,000)
     Assets held for sale                                                                               80,100                 --
     Inventories                                                                                          --               (156,300)
     Prepaid expenses and other                                                                       (131,400)            (232,100)
     Other assets                                                                                      (57,800)                --
     Accounts payable                                                                                  128,000              (61,600)
     Accrued expenses                                                                                  230,400             (739,400)
     Deferred revenue                                                                                  (69,500)                --
                                                                                                   -----------          -----------
           Net cash used in operating activities                                                    (3,556,100)          (4,656,700)

Cash flows from investing activities
      Purchases of property and equipment                                                             (428,700)             (33,700)
                                                                                                  -------------         -----------
           Net cash (used in) provided by investing activities                                        (428,700)             (33,700)

Cash flows from financing activities
       Proceeds from exercise of stock options                                                         214,500               73,800
       Proceeds from sale and leaseback of equipment                                                   168,800                 --
       Principal payments under long-term debt                                                            --               (110,400)

                                                                                                 -------------          -----------
            Net cash provided by financing activities                                                  383,400              (36,600)
                                                                                                 -------------          -----------
            Net decrease in cash and cash equivalents                                               (3,601,400)          (4,727,000)

Cash and cash equivalents
      Beginning of period                                                                            4,952,900            6,005,400
                                                                                                 -------------          -----------
      End of period                                                                                $ 1,351,500          $ 1,278,400
                                                                                                 =============          ===========

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

      The Company was granted exclusive rights to develop new USWeb Affiliate offices in Long Island (Nassau-Suffolk County), Philadelphia, Baltimore, Stamford, CT, and Bergen County and Newark, NJ. The Company has established a USWeb Affiliate office in New York City and in each of the above territories. The exclusive rights granted to the Company are subject to certain minimum performance standards set forth in the Affiliates Agreement. If the Company is unable to meet these minimum performance standards, its exclusive rights may be terminated.

                                ENTERACTIVE, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

      On November 19, 1997 the Company offered to the holders of 4,200,000 common stock purchase warrants to issue one share of its par value $.01 common stock for 2.8 warrants. The exchange offer is conditioned on all holders of the warrants agreeing to the exchange and expires on January 20, 1998, unless extended. The warrants subject to the offer entitled the registered holder to purchase through December 13, 2001 one share of common stock at $4.00 per share. As a condition to closing the exchange offer, the Company is seeking the consent of all the holders of its Convertible Preferred Stock to (1) delay the date when the Preferred Stock can first be converted into Common Stock from April 30, 1998 until any time after June 30, 1999 and (2) modify the redemption feature so that one-third, rather than 50%, of the net proceeds from any public equity offering consummated by the Company prior to January 1, 2000 will be used to redeem the outstanding Preferred Stock and if the closing price of the Company's common Stock is at least $6.00 for 10 trading days in any 30 day period, the Company will use its best efforts to complete an underwritten offering of its Common Stock. All holders of Preferred Stock who approve the delay in the conversion date will receive a special monthly interest payment equal to 12% per annum of the stated value of the Preferred Stock ($1,250 per share) for the period commencing April 30, 1998 and ending the earlier of (1) June 30, 1999 or (2) the redemption date, if any of the Preferred Stock. Such payment may be made, at the Company's option in either cash or additional shares of its Common Stock or a combination thereof. Such payments will be made at the later of (1) the time it redeems the Preferred Stock, or (2) July 10, 1999 (if the Company does not redeem the Preferred Stock on or before June 30, 1999)

6.    Private Placement

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

                                ENTERACTIVE, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

      time after April 30, 1998 into such whole number of shares of Common Stock equal to the aggregate stated value of the Preferred Stock to be converted divided by the lesser of (I) $2.00 or (II) 50% of the average closing sale price for the Common Stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion.

      The Company must use 50% of the proceeds from any equity financing, to redeem the Preferred Stock at 110% of stated value. The Company also has the option to redeem all, or any portion on a pro rata basis of the Preferred Stock at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value. The Conversion Rate of the Convertible Preferred Stock (when calculated on the basis of dividing the Stated Value by $2.00 only) will be subject to adjustment to protect against dilution in the event of stock dividends, stock splits, combinations, subdivision and reclassifications.

      In a 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when preferred stock is convertible at a discount from the then current common stock market price, the discount amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature", which should be recognized as a return to the preferred shareholders. Based on the market price of the Company's common stock and the fair value of the warrants on the date of issuance the Class A Preferred Stock had a non cash beneficial conversion feature of $13,390,000. The beneficial conversion feature is recognized solely in the calculation of loss per common share over a 17 month period, beginning with the issuance of the Preferred stock to April 30, 1998, the first date that conversion can occur. As a result, the loss per common share has been restated to reflect an increase of ($0.33) and ($0.59) for the three and six months ended November 30, 1997.

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