Form 10KSB/A
period 1997-05-31
ENTERACTIVE INC /DE/
filed 1998-05-07
CIK 929648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSBA

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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1   Financial Statements


         Independent Auditors' Report                                        3

         Consolidated Balance Sheets at May 31, 1997 and May 31, 1996        4

         Consolidated Statements of Operations for the years ended
         May 31, 1997 and 1996                                               5

         Consolidated Statements of Stockholders' Equity
         at May 31, 1997 and May 31, 1996                                    6

         Consolidated Statements of Cash Flows for the years
         ended May 31, 1997 and 1996                                         7

         Notes to Financial Statements                                       8

Item 6   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                18

Consent of Independent Auditors                                             22

SIGNATURES                                                                  23

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

As discussed in note 8 to the consolidated financial statements, the Company has restated its fiscal 1997 net loss per common share calculation to comply with a Securities and Exchange Commission Staff position announced in 1997 on accounting for convertible securities having beneficial conversion features.




                                        KPMG PEAT MARWICK LLP


New York, New York
August 27, 1997, except as to
     the last paragraph of note 8,
     which is as of April 17, 1998

ENTERACTIVE INC. and Subsidiaries
Consolidated Balance Sheets

                                                                    May 31                May 31
                                                                     1997                 1996
                                                              -----------------      -----------------
ASSETS
Current Assets
      Cash and cash equivalents                                $     4,952,900        $     6,005,400
      Accounts receivable, net                                         224,400                147,400
      Income taxes receivable                                                -                 16,400
      Assets held for sale                                             100,000                      -
      Inventories                                                            -                439,500
      Prepaid expenses and other                                        93,800                 10,200
                                                              -----------------      -----------------
         Total current assets                                        5,371,100              6,618,900

Capitalized software                                                         -              1,070,600
Affiliation rights, net                                                593,800                      -
Property and equipment, net                                            154,900                231,300
Other                                                                   61,500                 24,200
                                                              -----------------      -----------------

                                                               $     6,181,300        $     7,945,000
                                                              -----------------      -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                        $        287,900        $     1,404,300
      Accrued expenses                                                 623,900                895,300
      Deferred revenue                                                  69,500                      -
      Current maturities of long-term debt                              40,200                498,900
                                                              -----------------      -----------------
         Total current liabilities                                   1,021,500              2,798,500

Long-term debt, excluding current maturities                                 -                167,800
                                                              -----------------      -----------------
          Total liabilities                                          1,021,500              2,966,300
                                                              -----------------      -----------------
Commitments and contingencies

Stockholders' Equity
    Preferred stock, $.01 par value,
    2,000,000 shares authorized;  6,720 and no
    shares issued and outstanding at May 31, 1997
    and 1996, respectively                                                 100                      -
    Common stock, $.01 par value, 50,000,000 shares
    authorized; 7,679,441 and 7,656,435 shares issued
    and outstanding at May 31, 1997 and 1996,
    Respectively                                                        76,800                 76,600
    Additional paid-in capital                                      28,038,400             19,620,900
    Accumulated deficit                                            (22,955,500)           (14,718,800)
                                                              -----------------      -----------------
          Total stockholders' equity                                 5,159,800              4,978,700
                                                              -----------------      -----------------
                                                               $     6,181,300        $     7,945,000
                                                              -----------------      -----------------


    See notes to consolidated financial statements.

ENTERACTIVE INC. and Subsidiaries
Consolidated Statements of Operations

                                                              Year Ended         Year Ended
                                                             May 31, 1997       May 31, 1996
                                                            ----------------    ------------

Net product sales                                           $     922,500       $     461,900
Product development revenue                                        40,700             257,700
Royalty revenue                                                   692,500             133,600
                                                           ---------------      --------------
       Total revenues                                           1,655,700             853,200
                                                           ---------------      --------------

Cost of product sales                                             901,600             286,000
Amortization and write-off of capitalized software              1,070,600             214,200
Cost of development revenue                                        37,000             225,500
Research and development expenses                               2,554,200           3,295,000
Marketing and selling expenses                                  3,312,300           2,250,400
General and administrative expenses                             2,230,500           1,509,800
Acquired in-process research and development                         -              2,293,500
Reorganization expenses                                              -                431,300
                                                           ---------------      --------------
       Total costs and expenses                                10,106,200          10,505,700
                                                           ---------------      --------------

Operating loss                                                 (8,450,500)         (9,652,500)

Other income (expense):
      Interest expense                                            (33,100)            (98,500)
      Interest income                                             240,200             126,300
      Amortization of debt discount and
         debt acquisition costs                                      -                (780,000)
      Other                                                         6,700                    0
                                                           ---------------      --------------
            Loss before income taxes                           (8,236,700)         (10,404,700)
Income tax benefit                                                   -                    -
                                                           ---------------      --------------
            Net loss                                        $  (8,236,700)      $  (10,404,700)
                                                           ---------------      --------------

Preferred stock preferences (1997 restated - Note 8)           (2,392,800)                -

Net loss to common shareholders (1997 restated - Note 8)     $(10,629,500)      $  (10,404,700)
                                                           ---------------      --------------
Loss per common and common equivalent share
(1997 restated - Note 8)                                            (1.38)      $        (2.07)
                                                           ---------------      --------------
            Weighted average shares of common
                stock                                       $   7,679,331       $   5,022,573
                                                           ===============      =============

See notes to consolidated financial statements.

ENTERACTIVE INC. and Subsidiaries
Consolidated Statements of  Stockholders' Equity
Years ended May 31, 1997 and 1996


                                                                                  Additional
                               Preferred Stock             Common Stock             Paid-In          Accumulated
                             Shares      Amount       Shares          Amount        Capital            Deficit       Total
                             ------------------    --------------------------    ----------------   ------------     -----
Balance May 31, 1995           -     $      -       4,775,489         $47,800      $8,130,300        $(4,314,100)  $3,864,000

  Issuance of common
  stock warrants               -            -            -               -            540,000               -         540,000

  Stock options -
  consulting expense           -            -            -               -             37,000               -          37,000

  Issuance of common
  stock to purchase
      Lyriq                    -            -         725,212           7,200       2,893,600               -       2,900,800

  Repurchase and
  retirement of
      Common stock             -            -     (1,000,000)         (10,000)       (990,000)              -      (1,000,000)

  Conversion of
  convertible                  -            -        740,734            7,400       2,242,600               -       2,250,000
  promissory notes

  Sale of common stock,
  net                          -            -      2,415,000           24,200       6,767,400               -       6,791,600

  Net loss                     -            -           -                -               -           (10,404,700) (10,404,700)

                             -------------------------------------------------------------------------------------------------
Balance May 31, 1996           -            -      7,656,435           76,600      19,620,900        (14,718,800)   4,978,700

  Stock options exercised      -            -         23,006              200          73,500               -          73,700

  Sale of convertible
  preferred stock             6,720        100          -                 -         7,869,000               -       7,869,100

  Stock option
  consulting expense           -            -           -                 -           475,000               -         475,000

  Net loss                     -            -           -                 -              -            (8,236,700)  (8,236,700)

                             -------------------------------------------------------------------------------------------------
Balance May 31, 1997          6,720       $100     7,679,441          $76,800     $28,038,400       $(22,955,500)  $5,159,800
                             -------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Enteractive, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                  Year Ended May 31,
                                                                                              1997                    1996
                                                                                        --------------------------------------
Cash flows from Operating Activities
Net Loss                                                                                $ (8,236,700)        $   (10,404,700)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                           722,900               1,182,700
     Acquired in-process research and development                                                  -               2,293,500
     Write-off of capitalized software costs                                                 642,400                       -
     Stock option consulting expense                                                         475,000                  37,000
Changes in assets and liabilities, net of acquisition of Lyriq (1996)
     Accounts receivable                                                                     (77,000)                 22,300
     Assets held for sale                                                                   (100,000)                      -
     Income taxes receivable                                                                  16,400                  13,700
     Inventories                                                                             439,500                (276,000)
     Prepaid expenses and other                                                              (83,600)                 46,200
     Other assets                                                                            (37,300)                 (2,700)
     Accounts payable                                                                     (1,116,400)                765,400
     Accrued expenses                                                                       (271,400)               (115,000)
     Deferred revenue                                                                         69,500                       -
                                                                                        -------------------------------------
                      Net cash used in operating activities                               (7,556,700)             (6,437,600)
                                                                                        -------------------------------------
Cash flows from investing activities
     Proceeds from sale of investments                                                             -               1,116,100
     Cash acquired in Lyriq acquisition                                                            -                  11,300
     Purchase of affiliation rights                                                         (625,000)                      -
     Purchases of property and equipment                                                    (187,100)                (65,600)
                                                                                        -------------------------------------
                      Net cash (used in ) provided by investing activities                  (812,100)              1,061,800
                                                                                        -------------------------------------
Cash flows from financing activities
     Proceeds from exercise of stock options                                                  73,700                       -
     Proceeds from sale of common stock, net                                                       -               6,791,600
     Issuance of convertible notes payable and warrants, net                                       -               2,460,000
     Repurchase and retirement of common stock                                                     -                (333,300)
     Repayment of convertible notes payable                                                        -                (450,000)
     Net proceeds from issuance of convertible preferred stock                             7,869,100                       -
     Principal payments under long-term debt                                                (626,500)                (15,200)
     Principal payments under capital lease obligations                                            -                  (4,300)
                                                                                        -------------------------------------
                      Net cash provided by financing activities                            7,316,300               8,448,800
                                                                                        -------------------------------------
                      Net increase (decrease) in cash and cash equivalents                (1,052,500)              3,073,000
Cash and cash equivalents
     Beginning of year                                                                     6,005,400               2,932,400
                                                                                        -------------------------------------
     End of year                                                                        $  4,952,900         $     6,005,400
                                                                                        =====================================

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

       In August 1997 the Company entered into an agreement, which is subject to the satisfaction of certain closing conditions. The agreement provides that the Company will sell its inventory and certain accounts receivable existing at the date of the closing from its interactive multimedia publishing business to a third party. In addition the Company has assigned its distribution contracts with its domestic distributors to the third party and has entered into an exclusive license with the same party, which allows them to market the Company's interactive multimedia titles in North America for a minimum of two years. If the transaction is consummated the Company has been guaranteed the greater of $100,000 or 50% of the proceeds from the sale of the inventory in the 9 months following the closing and 50% of the accounts receivable balances collected within 24 months of closing. The Company will also receive royalties on sales of its products subsequent to liquidation of existing inventory of 15% for three years and 10% thereafter. The Company will also receive a 5% royalty from the sales of any new products the third party sells. The Company is evaluating the most appropriate manner to continue licensing its multimedia titles outside the United States. The Company does not believe that it will incur any significant ongoing costs associated with the domestic or international distribution of its multimedia titles. As a result, the Company wrote down its interactive multimedia business related assets (excluding certain retained receivables), which had a carrying value of $1,142,400 in the fourth quarter of fiscal 1997 to their estimated fair value of $100,000. These assets are classified as "assets held for sale" in the Company's May 31, 1997 balance sheet. The portion of the writedown related to inventory and capitalized software costs, amounting to $400,000 and $642,400 were included in cost of product sales and amortization and write off of capitalized software, respectively.

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

                                ENTERACTIVE, INC.
                   Notes to Consolidated Financial Statements
                                  May 31, 1997

       (1)   Business and Related Matters (continued)

       The purchase price was determined as follows:
       725,212 shares of Enteractive common stock at fair value ($4.00 per share)        $2,900,848
       Excess of fair value of liabilities assumed over assets acquired of Lyriq            625,400
       Acquisition costs                                                                     52,102
                                                                                         ----------
          Total                                                                          $3,578,300
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

                                ENTERACTIVE, INC.
                   Notes to Consolidated Financial Statements
                                  May 31, 1997

(2) Summary of Significant Accounting Policies (continued)
       The Company's agreements with certain product distributors and retailers permit them to exchange or return products for which the Company provides an allowance reflected as a reduction of accounts receivable in the accompanying balance sheets. The allowance for doubtful accounts and returns at May 31, 1997 and 1996 was $70,000 and $138,000, respectively.

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

   (h) Long-Lived Assets
       Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") establishes accounting standards for the impairment of long lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying value of the asset exceeds its fair value.

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

                                ENTERACTIVE, INC.
                   Notes to Consolidated Financial Statements
                                  May 31, 1997

(2) Summary of Significant Accounting Policies (continued)
    (j) Earnings Per Share
        Net loss per share for fiscal 1997 and 1996 is based on the weighted average number of shares of common stock outstanding, excluding common stock equivalents (common stock options and warrants and convertible preferred stock) since they are antidilutive.

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

(3)     Property and Equipment

        Property and equipment, at May 31, 1997 and 1996, consists of the following:


                                                   1997               1996       Useful Life
                                                   ----               ----       -----------
Computer equipment                             $1,060,100          $ 873,200        3 years
Furniture and other equipment                      54,300             54,100      3-5 years
Leasehold improvements                            200,300            200,300      Lease Term
                                            ---------------------------------
                                                1,314,700          1,127,600

Accumulated depreciation and amortization      (1,159,800)          (896,300)
                                            ---------------------------------
Property and equipment, net                   $   154,900         $  231,300
                                              ===========         ==========

                                ENTERACTIVE, INC.
                   Notes to Consolidated Financial Statements
                                  May 31, 1997

(4)     Reorganization and Related Accrued Expenses
        In July 1996, the Company reduced its Washington DC based work force by approximately 45%. This included the separation of the Company's President and a Vice-President. The total severance and other related costs of $431,300 is reflected as an accrued liability at May 31, 1996 since such costs related to fiscal 1996 and prior years.

(5)     Long-Term Debt
        Long-term debt at May 31, 1997 and 1996, consists of the following:

                                                                                    1997         1996
                                                                                    ----         ----

        Notes payable in connection with the repurchase of 1,000,000 shares of common stock, which accrues interest at prime
        (8.50% at May 31, 1997)                                                $  40,200      $666,700
        Less current maturities                                                  (40,200)     (498,900)
                                                                               ---------    -----------
        Long-term debt, excluding current maturities                           $      -       $167,800
                                                                               =========    ===========

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

(8)     Convertible Preferred Stock
        On December 12, 1996 the Company completed a private placement of 84 units each consisting of 80 shares of Class A Convertible Preferred Stock and 50,000 common stock purchase warrants to purchase in the aggregate 4,200,000 shares of common stock at an exercise price of $4.00 per share. Proceeds were approximately $7,869,100, net of related expenses of $531,000. The preferred stock has a stated value of $1,250 per share and each share is convertible at any time after April 30, 1998 into such whole number of shares of common stock equal to the aggregate stated value of the preferred stock to be converted divided by the lesser of (i) $2.00 or (ii) 50% of the average closing sale price for the common stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company must use the proceeds, if any, derived from the exercise of the Company's currently outstanding public common stock warrants, which expire in October 1997, or 50% of the proceeds from any other equity financing to redeem the preferred stock at 110% of the stated value. The Company also has the option to redeem all, or any

                                ENTERACTIVE, INC.
                   Notes to Consolidated Financial Statements
                                  May 31, 1997

(8)     Convertible Preferred Stock (continued)
        portion of on a pro rata basis, the preferred stock at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

        The conversion rate of the convertible preferred stock (when calculated on the basis of dividing the stated value by $2.00 only) will be subject to adjustments to protect against dilution in the event of stock dividends, stock splits, combinations, subdivision and reclassifications.

        In a 1997 announcement, the staff of the Securities and exchange Commission ("SEC") indicated that when preferred stock is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature", which should be recognized as a return to the preferred shareholders. Based on the market price of the Company's common stock and the fair value of the warrants on the date of issuance the Class A Preferred Stock had a non-cash beneficial conversion feature of $13,390,000. The beneficial conversion feature is recognized solely in the calculation of loss per common share over a 17 month period, beginning with the issuance of the preferred stock to April 30,1998 the first date that conversion can occur. As a result, the loss per common share for the year ended May 31, 1997 has been restated to reflect an increase of ($0.31) as a result of the SEC announcement.

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

                                ENTERACTIVE, INC.
                   Notes to Consolidated Financial Statements
                                  May 31, 1997

(9)     Stock Options and Warrants (continued)
        Under the 1995 Stock Option Plan for Outside Directors, each person who is an outside director on January 1 of each calendar year, commencing January 1, 1995, shall be granted 5,000 options to purchase shares of common stock of the Company. At May 31, 1997, 45,000 options have been granted under the 1995 Stock Option Plan for Outside Directors and 105,000 are available for grant.

        A summary of all stock option transactions of the Company is as follows:


                                              Number of       Price range    Weighted average
                                               options         per share      average price
                                               -------         ---------      -------------

        Outstanding May 31, 1995             1,001,770        $1.71 - 4.00

        Granted                                190,000        $3.00 - 3.25
        Exercised                                    -
        Canceled                               (82,000)       $3.00 - 4.00
                                              --------

        Outstanding at May 31, 1996          1,109,770        $1.71 - 3.75

        Granted                              2,202,580        $1.63 - 3.75
        Exercised                             ( 23,006)       $3.00 - 3.25
        Canceled                              (155,954)             -
                                             ---------

        Outstanding at May 31, 1997          3,133,390        $1.63 - 3.75         $ 2.53
                                             =========

        Exercisable at May 31, 1997          1,631,028        $1.63 - 3.75         $ 2.86
                                             ==========    ====================    ======

The options outstanding as of May 31, 1997 are summarized in ranges as follows:

                                                                                                          Weighted Average
 Range of Exercise Price         Weighted Average Exercise Price       Number of Options Outstanding      Remaining Life
------------------------------- ----------------------------------- ------------------------------------ ---------------------------
       $1.63 - 2.70                           $1.99                              1,726,010                     4 Years
       $2.71 - 3.75                           $3.20                              1,407,380                     3 Years
                                                                    -------------------------------
                                                                                 3,133,390
                                                                    ===============================

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

        The Company applies APB Opinion No. 25 in accounting for its stock options grants and, accordingly, no compensation cost has been recognized in the financial statements for its employee and director stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below.

                                ENTERACTIVE, INC.
                   Notes to Consolidated Financial Statements
                                  May 31, 1997

(9)         Stock Options and Warrants (continued)


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

        At May 31, 1997, the Company had reserved, authorized and unissued common shares for the following purposes (excluding those for stock options and convertible preferred stock):


                                                                      Exercise Price    Shares of Common Stock
                                                                                               Issuable         Expiration
                                                                      -----------------------------------------------------

Warrants issued in connection with common stock offerings                   $4            5,121,468          October, 1997

Warrants issued in connection with the convertible preferred stock          $4            4,200,000         December, 2001
offering

Warrants issued with private placement                                     $2.35            340,000          January, 1999

Unit purchase options for one warrant and one share of common stock        $6.60            200,000          October, 1999

Warrants to be issued upon exercise of the unit purchase options           $5.20            200,000          October, 1997

Stock purchase rights sold to underwriter                                  $3.71            210,000            May, 2001
                                                                                      ==============
Total                                                                                    10,271,468
                                                                                      ==============

                                ENTERACTIVE, INC.
                   Notes to Consolidated Financial Statements
                                  May 31, 1997

(10)    Income Taxes
        The actual income tax benefit for fiscal 1997 and 1996 differs from the "expected" income tax benefit, computed by applying the U.S. Federal corporate tax rate of 34 percent to loss before income taxes, as follows:

                                                                                     1997                1996
                                                                                     ----                ----
        Computed "expected" tax benefit                                         $(2,800,500)      $(3,537,600)
        Increase (reduction) in income taxes resulting from:
           Non-deductible expenses                                                   532,400           861,500
        Increase in valuation allowance, primarily due to
          Federal net operating loss carryforwards                                 2,268,100         2,676,100
                                                                                -------------------------------
        Actual tax benefit                                                              -                 -
                                                                                ===============================

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 1997 and 1996, are as follows:

                                                                                                          1997                1996
                                                                                                          ----                ----
        Deferred tax assets:
              Net operating loss carryforwards                                                      $6,076,800          $3,907,000
              Allowance for doubtful accounts receivable and returns                                    23,800              46,900
              Accrued expenses                                                                          25,800              49,600
              Research and development credit carryforward                                             127,800                   -
              Property and equipment depreciation                                                       13,900                   -
              Valuation allowance                                                                   (6,268,100)         (4,000,000)
                                                                                            ----------------------------------------

                       Net deferred tax asset                                                               --               3,500

        Deferred tax liability - property and equipment, depreciation
                                                                                                             -               3,500
                                                                                            ----------------------------------------

                       Net deferred tax asset/liability                                       $              -     $             -
                                                                                            ========================================

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

                                ENTERACTIVE, INC.
                   Notes to Consolidated Financial Statements
                                  May 31, 1997

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

 (12)   Commitments
        Rent expense for operating leases for 1997 and 1996 approximated $204,100 and $186,500, respectively. The Company leases office space under non-cancelable operating leases which expire at various times through 2002. Minimum future rentals by fiscal year for operating leases with noncancellable terms in excess of one year are as follows: 1998 - $353,840, 1999 - $332,445. 2000 - $332,445 2001 - $286,439 and 2002 -
        $268,940

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

As a result of the Company's agreement with EDC, the Company wrote down the majority of its multimedia business related assets in the fourth quarter of fiscal 1997 to their estimated fair value of $100,000. These assets are classified as "assets held for sale" in the Company's May 31, 1997 balance sheet.

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

                         Consent of Independent Auditors


The Board of Directors
Enteractive, Inc.:

We consent to incorporation by reference in the Registration Statement (No. 333-06780) on Form S-3 and Registration Statements (No. 33-4038 and No. 33-97208) on Form S-8 of Enteractive, Inc. of our report dated August 27, 1997, except as to the last paragraph of Note 8 which is as of April 17, 1998, relating to the consolidated balance sheets of Enteractive, Inc. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, which report appears in the May 31, 1997 Annual Report on Form 10-KSB of Enteractive, Inc.

The auditors' report indicates that the Company has restated its fiscal 1997 net loss per common share calculation to comply with a Securities and Exchange Commission Staff position announced in 1997 on accounting for convertible securities having beneficial conversion features.




                                       KPMG PEAT MARWICK LLP


Jericho, New York
                                       May 4, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENTERACTIVE, INC.

Date:       April 30, 1998             By: Ken Gruber
                                           ----------
                                           Ken Gruber
                                           Chief Financial Officer