Form 10KSB
period 1998-05-31
CORNERSTONE INTERNET SOLUTIONS CO /DE/
filed 1998-08-31
CIK 929648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                               Commission File Number:
May 31, 1998                                                    1-13360


                     Cornerstone Internet Solutions Company
          ( Name of Small Business Issuer as Specified in its Charter)

            Delaware                                             22-3272662
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

         584 Broadway Suite 509
              New York, NY                                        10012
(Address of principal executive offices)                        (Zip Code)

                 (212) 343-3920
(Issuer's telephone number, including area code)

Securities Registered pursuant to
Section 12(b) of the Exchange Act:           Common Stock par value $.01
                                             per share

Securities Registered pursuant to
Section 12(g)of the Exchange Act:            None

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the Fiscal year ended May 31, 1998 were $1,510,900

The aggregate market value of the voting stock held by non - affiliates of the Registrant, based upon the closing price of the Common Stock on August 10, 1998, was approximately $16,620,279. As of August 10, 1998, the Registrant had 11,574,895 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1.     Description of Business                                           3

Item 2.     Description of Property                                           5

Item 3.     Legal Proceedings                                                 5

Item 4.     Submission of Matters to a vote of Security Holders               5

PART II
Item 5.     Market for Common Equity and Related Stockholder Matters          6

Item 6.     Management's   Discussion   and   Analysis  of   Financial
            Condition and Results of Operations                               6

Item 7.     Consolidated Financial Statements                                 9

Item 8.     Changes  in  and   Disagreements   with   Accountants   on
            Accounting and Financial Disclosure                               9


PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act                 9

Item 10.    Executive Compensation                                            11

Item 11.    Security Ownership of Certain Beneficial Owners and Management    13

Item 12.    Certain Relationships and Related Transactions                    18

Item 13.    Exhibits, Lists and Reports on Form 8-K                           19

            Independent Auditors' Report                                      20

            Consolidated  Balance Sheets May 31, 1998 and
            May 31, 1997                                                      21

            Consolidated  Statements of Operations for the years ended
            May 31, 1998 and 1997                                             22

            Consolidated  Statements of  Stockholders'  Equity for the
            years ended May 31, 1998 and 1997                                 23

            Consolidated  Statements of Cash Flows for the years ended
            May 31, 1998 and 1997                                             24

            Notes to Consolidated Financial Statements                        25



SIGNATURES                                                                    35

                                PART 1

Item 1      Description of Business
Cornerstone Internet Solutions Company, a Delaware corporation (the "Company"), was incorporated in December 1993 under the name Enteractive, Inc and is the successor to Sonic Images Productions, Inc. ("Sonic"), a District of Columbia corporation incorporated in 1979 which was merged with and into the Company in May 1994 ("Merger"). The Company, as the surviving entity of the Merger, continued its existence following the Merger as a Delaware corporation. The Company changed its name to Cornerstone Internet Solutions Company in July 1998. Unless otherwise indicated, references to the Company shall include its wholly owned subsidiaries and predecessor. On February 29, 1996, Lyriq International Corporation ("Lyriq") merged into a wholly owned subsidiary of the Company pursuant to an Agreement and Plan of Merger ("Lyriq Acquisition"). Headquartered in New York, New York, The Company is an Internet professional services firm helping clients develop Internet Strategies and improve business processes using Internet-based technologies. The Company's address is 584 Broadway, Suite 509 New York, New York 10012 and its telephone number is (212) 343-3920. Its web site address is www.crstone.usweb.com.

The Company is a member of US Web's network of affiliates. Under the arrangement with USWeb Corporation, the Company is required to pay license and marketing fees totaling 7% of revenues (reduced by the cost of any third party products) and receives a number of services including: (1) centralized marketing, brand awareness, competitive analysis and lead generation programs; (2) technology services, including proprietary research on Internet technologies; (3) an internal registry of skills and technologies; and (4) strategic relationships with leading hardware and software companies such as Microsoft, and Hewlett Packard. Currently the USWeb network has more than 40 offices in North America. The Company's Internet and Intranet solutions services business commenced operations in the fourth quarter of fiscal 1997, but did not generate revenue until fiscal 1998.

The Company has incurred significant losses since inception. For the year ended May 31, 1998, the Company had a net loss of $6,943,800. The Company had an accumulated deficit of $29,899,300 as of May 31, 1998.

Recent Developments

Throughout the first half of fiscal 1997, the Company was primarily engaged in the development, publishing and marketing of multimedia interactive software with an emphasis on the CD-ROM platform. As a result of a rigorous review of the CD-ROM market, the Company's performance and the related risks of continuing to develop and market interactive multimedia titles, the Company concluded that it could capitalize on what the Company believes to be a vibrant market by redirecting its business to provide network and Internet-related solutions, products and services to businesses and other entities.

During fiscal 1998, the Company reduced operating expenses by concentrating its development activities in New York City and its marketing activities in the surrounding tri-state area. As a result the Company, with the approval of USWeb surrendered its affiliation rights in certain other geographic regions and recorded a write off of $315,000 representing the unamortized portion of the related Affiliation Rights. In addition, the Company incurred restructuring expenses of $427,700 for the estimated losses from subleasing the closed offices and related severance costs paid in fiscal 1998.

On August 15, 1997 the Company entered into an agreement with Enteractive Distribution Company, LLC ("EDC"), an unrelated company. Under the terms of that agreement, EDC acquired the inventory and certain accounts receivable existing at the date of the closing resulting from the Company's interactive multimedia publishing business. In addition the Company assigned its domestic distribution contracts with its domestic distributors to EDC. On August 14, 1998, the Company and EDC entered into a new agreement and terminated the August 15, 1997 agreement, except with respect to the sale of inventory and accounts receivable and the assignment of the distribution contracts (the "1998 contract"). Under the terms of the 1998 contract, the Company sold all its rights to its multimedia titles and has assigned all third party rights in the titles to EDC for $100,000.

As a result of the Company's August 15, 1997 agreement with EDC, the Company wrote down the majority of its interactive multimedia related business assets in the fourth quarter of fiscal 1997 to the estimated fair value of $100,000. These assets are classified as "assets held for sale" in the Company's May 31, 1997 balance sheet.

On July 24, 1998 the Company consummated a private placement of 1,768,750 unregistered shares of Common Stock, for $1 per share . The net proceeds of the offering were approximately $1,510,000.

Company Strategy
The Company's goal is to become a leading professional services firm to organizations requiring high quality, cost-effective business solutions utilizing Internet presence and Intranet technology. The Company has established three major competencies or "Practice" areas.

            Business Applications Practice - focuses on the automation of core internal and external business processes through the use of Internet technology. Intranets and Extranets deliver business applications through Internet technologies, and they can greatly increase productivity, while helping an organization react quickly to changes in business and technology environments.

            Electronic Commerce - focuses on the challenges in building electronic commerce solutions; Internet marketing issues, legacy system integration, the underlying financial, technology and security systems involved. Provides a wide range of e-commerce solutions from catalog merchant sites to large, sophisticated business-to-business systems across many value chains.

            Media Asset Management - focuses on managing the rapidly growing volumes of digital assets and integrating them into the business process. Automating the creative and approval workflow, ensuring the consistency and integrity of a brand, re-purposing or re-expressing assets to support various functions (i.e. Training and Marketing) provides opportunities to reduce cycle time and costs as well as exploit new revenue generating activities.


Competition
The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. The Company's competitors can be divided into several groups: computer hardware and service vendors such as IBM, DEC and Hewlett-Packard; advertising and media agencies such as CKS, Foote, Cone & Belding and Ogilvy & Mather; Internet integrators and Web presence providers such as iXL, Organic Online, Poppe Tyson and Proxicom; large information technology consulting service providers such as Andersen Consulting, Cambridge Technology Partners and EDS; telecommunications companies such as AT&T and MCI; Internet and online service providers such as America Online, NETCOM and UUNet; and software vendors such as Lotus, Microsoft, Netscape, Novell and Oracle. Although only a few of these competitors have to date offered a full range of Internet professional services, several have announced their intention to offer comprehensive Internet technology solutions. Furthermore, most of the Company's current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than the Company, and could decide at any time to increase their resource commitments to the Company's market. In addition, the market for Intranet, Extranet and Web site development is relatively new and subject to continuing definition, and, as a result, may better position the Company's competitors to compete in this market as it matures. Competition of the type described above could materially adversely affect the Company's business, results of operations and financial condition. There are relatively low barriers to entry into the Company's business. Because professional services firms such as the Company rely on the skill of their personnel and the quality of their client service, the Company has no patented technology that would preclude or inhibit competitors from entering the Internet professional services market. The Company expects that it will face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company will attempt to differentiate itself from its competitors through its affiliation with USWeb by leveraging the brand and strategic relationships they have created, providing proprietary solutions to its customers and providing superior solutions to its clients.

Employees
As of August 1, 1998 the Company had 33 employees all of whom are employed on a full-time basis. The staff is comprised of two sales and marketing, 23 in technical services and eight in general and administrative functions. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2    Properties
The Company owns no real property. The Company conducts its operations through one facility located in New York City and has leases on six other offices, which have been subleased to independent companies. The net anticipated loss from the subleases is accrued at May 31, 1998.

Item 3    Legal Proceedings
None

Item 4      Submission of Matters to a Vote of Security Holders
On July 2, 1998, the Company held its annual meeting of Stockholders (the "Annual Meeting"). As of May 13, 1998, the record date for the Annual Meeting (the "Record Date"), there were outstanding 9,435,016 shares of Common Stock. In addition, as of the Record Date, there were outstanding an aggregate of 6,720 shares of Class A Preferred Stock and Class C Preferred Stock and also 2,000 shares of Class B Preferred Stock. Holders of each share of Common Stock are entitled to one vote for each share held on all matters. The Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock are sometimes collectively referred to herein as Preferred Stock with respect to the Annual Meeting. Holders of each share of Class A and Class C Preferred Stock were entitled to approximately 1,025 votes per share, aggregating 6,885,246 votes, and holders of each share of Class B Preferred Stock were entitled to 1,000 votes per share, aggregating 2,000,000 votes. For information with respect to the redemption of the Class A Preferred Stock and the conversion rights of the Class B Preferred Stock and the Class C Preferred Stock see Notes 5 and 6 of Notes to Consolidated Financial Statements.

At the Annual Meeting, the Company's stockholders approved the election of the following individuals as directors by the following vote:

Name                                  For                         Withheld
----                                  ---                         --------
Edward Schroeder                      10,436,845                    13,765
Rino Bergonzi                         10,436,095                    14,515
Andrew Gyenes                         10,323,614                   126,996
Peter Gyenes                          10,323,614                   126,996
Harrison Weaver                       10,438,845                    11,765


The stockholders also approved proposals which (i) amended the Company's Certificate of Incorporation by changing the name of the Company from "Enteractive, Inc." to "Cornerstone Internet Solutions Company" (Proposal 1) and
(ii) increased the number of shares of Common Stock reserved for issuance under the Company's 1994 Incentive and Non-Qualified Stock Option Plan to 3,250,000. (Proposal 2).

The stockholder votes for the two proposals were as follows:

                    For                        Against        Abstain
                    ---                        -------        -------
Proposal 1          10,397,909                  50,170          2,531
Proposal 2          10,328,435                 121,075          1,100

                                     PART 2

Item 5     Market for Common Equity and Related Stockholder Matters
The Common Stock of Cornerstone Internet Solutions Company is traded under the symbol CNRS on the NASDAQ SmallCap Market. The Company's Common Stock is also traded on the Boston Stock Exchange under the symbol "CNR". The following table sets forth the ranges of the high and low closing bid prices for the Common Stock since May 31, 1996, as reported on the Nasdaq SmallCap Market, the principal trading market for the Common Stock. The quotations are interdealer prices without adjustment for retail markups, markdowns, or commission and do not necessarily represent actual transactions.

                                  COMMON STOCK

                             YEAR ENDED MAY 31, 1998

                                    High                      Low
First Quarter                       2 - 5/8                 1-1/8
Second Quarter                      4-1/16                  1-3/8
Third Quarter                       3                       1-1/8
Fourth Quarter                      3-1/4                   1-1/2

                             YEAR ENDED MAY 31, 1997

                                    High                      Low
First Quarter                       4-3/4                   2-3/4
Second Quarter                      3-1/4                   2-5/16
Third Quarter                       3-1/2                   2-3/8
Fourth Quarter                      3                       1-1/2

As of August 1, 1998, the Company had outstanding 11,574,895 shares of Common Stock and 110 holders of record of the Company's Common Stock. The company believes that at such date, there were in excess of 2,700 beneficial owners of the Company's Common Stock.

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

Results of Operations - Years Ended May 31, 1998 and 1997
Internet Services business
The Company's Internet services business commenced operations in the fourth quarter of fiscal 1997, but did not generate revenue until fiscal 1998.

Internet services revenues and cost of Internet services revenues were $1,182,600 and $2,855,300, respectively in fiscal 1998. Costs exceeded revenues because the Company hired technical personnel to expand its development capacity prior to securing customer contracts. .

Marketing and selling expenses related to Internet Services were $2,756,700 in fiscal 1998 and $41,000 in fiscal 1997 (included in the $3,312,300 of marketing and selling expenses in the accompanying income statement). The increase in expenses  relates  primarily  to the sales  force and sales  offices the Company deployed through most of fiscal 1998. During fiscal 1998, the Company centralized its marketing activities in New York City, and eliminated certain offices and staff. As a result of reducing these costs marketing and selling expenses were $110,100 and $610,100 in the fourth and third quarters of fiscal 1998, respectively.

Multimedia publishing business
By May 31, 1997, the Company was no longer developing or actively marketing its interactive multimedia titles. The fiscal 1997 results of operations include adjustments to the carrying value of inventory and accounts receivable and the amortization and write-off of previously capitalized software costs totaling $1,070,600. As a result of the Company's decision in May 1997 to concentrate solely on the Internet services business, there were no revenues from sales of multimedia titles and product development revenue in fiscal 1998 compared to $922,500 and $40,700 in fiscal 1997, respectively. The Company's change in strategy also resulted in royalty revenue decreasing to $328,300 in fiscal 1998 from $692,500 in fiscal 1997. The revenues relate to licenses signed in prior fiscal years, which were sold to EDC on August 14, 1998 in connection with the sale of the Company's rights in all its multimedia titles.

Cost of product sales, cost of development revenue and research and development expense were $0 in fiscal 1998 and $901,600, $37,000 and $2,554,200, respectively in fiscal 1997 as a result of the change in business strategy noted above.

Marketing and selling expenses were $0 in fiscal 1998 and $3,271,300 in fiscal 1997. These expenses primarily represent the expenses associated with building awareness for multimedia computer games in an extremely competitive marketplace.

General and administrative expenses were $2,472,700 and $2,230,500 for fiscal 1998 and fiscal 1997, respectively. The increase is primarily related to a $315,000 charge for the unamortized portion of the Affiliation Rights related to other geographic territories, which were surrendered when the Company decided to concentrate its activities in the New York City tri-state metropolitan area.

Restructuring expenses of $427,700 were incurred in fiscal 1998 as a result of the Company's mentioned above decision to reduce operating expenses by concentrating its development activities in New York City and its marketing activities in the surrounding tri-state area. These expenses were for the estimated losses from subleasing the closed offices and related severance costs paid in fiscal 1998.

Interest expense was $14,600 and $33,100 in fiscal 1998 and fiscal 1997, respectively. Interest expense in fiscal 1997 related to the borrowing associated with the repurchase of Company common shares in May 1996, which was primarily paid by May 31, 1997. The interest expense in fiscal 1998 relates to long term borrowings for equipment financing.

Interest income was $108,600 and $240,200 in fiscal 1998 and 1997, respectively due to lower cash balances in fiscal 1998 than in fiscal 1997.

No income tax benefit was recorded in fiscal 1998 or 1997. Using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against its deferred tax asset.

Liquidity and Capital Resources
Since June 1, 1996, the Company's principal sources of capital have been as follows:

            (i) On December 12, 1996, the Company completed a private placement of 84 units each unit consisting of 80 shares of Class A Preferred Stock and 50,000 Common Stock Purchase Warrants to purchase in the aggregate 4,200,000 shares of common stock at an exercise price of $4.00 per share. Proceeds were approximately $7,869,000, net of related expenses of $531,000. The Class A Preferred Stock has a stated value of $1,250 per share. In February 1998, the Company issued 1,397,323 shares of Common Stock in exchange for the cancellation of 3,912,500 Warrants and as part of the exchange offer, the Company redesignated the 6,260 shares of Class A Preferred Stock held by the warrant holders who approved the exchange offer as Class C Convertible Preferred Stock (Class C Preferred Stock).
            (ii) On February 19, 1998, the Company consummated a $2,000,000 private placement resulting in the issuance of 2,000 shares of Class B par value $.01 Convertible Preferred Stock ("Class B Preferred Stock"). Net proceeds to the Company were $ 1,990,800.
            (iii) On July 24, 1998, the Company consummated a private placement of 1,768,750 unregistered shares of Common
                        Stock for $1.00 per share. The net proceeds of the offering were approximately $1,510,000.

On April 27, 1998, the Company notified the holders of the Class A Preferred Stock that the Company would redeem the remaining 460 shares of outstanding Class A Preferred Stock as of May 28, 1998 at a price per share equal to 1.1 multiplied by the stated value of each share of Class A Preferred. Holders of 340 shares of Class A Preferred Stock exercised their right to convert such Class A Preferred Stock to Common Stock, which resulted in the issuance of 348,361 shares of Common Stock in June 1998. One hundred twenty shares of Class A Preferred Stock were redeemed for $165,000 in May 1998.

At May 31, 1998, the Company had cash and cash equivalents of $392,100. The decrease of $4,560,700 in cash and cash equivalents from May 31, 1997 reflects the funding of operating activities - $6,188,500, purchase of fixed assets - $529,600 and repayments of long-term debt - $84,200, partially offset by the private placement described above which yielded $1,990,800 and borrowings of $249,900. As described above, subsequent to May 31, 1998 the Company received approximately $1,510,000 net proceeds from a private placement.

Capital expenditures were $529,600 and $187,100 in fiscal 1998 and fiscal 1997. The increased capital expenditures in the fiscal year ending May 31, 1998 were as a result of acquiring the equipment required for the US Web affiliate field offices, web site hosting and development centers.

The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. The Independent Auditor's report for the fiscal year ended May 31, 1998 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. As part of its business plan to enhance liquidity, the Company has reduced its operating expenses, secured in July 1998 approximately $1,510,000 from the sale of common stock in a private placement and is attempting to increase its revenues and secure a line of credit. However, these funds may not be sufficient to meet the Company's longer-term cash requirements for operations. Based on management's assessment of the demand for Internet based professional services, the Company may significantly alter the level of expenses both before December 31, 1998 and thereafter. Management believes that based on funds on hand at

August 1, 1998, anticipated revenues and borrowing, operations can continue until at least December 31, 1998.

New Accounting Pronouncement
During fiscal 1998, the Company adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition", which did not have a significant impact on the financial statements. The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for derivative Instruments and Hedging Activities" in fiscal year 2000, for which the Company is presently assessing its impact on the consolidated financial statements, if any.

Year 2000 Compliance
Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies, including customers and potential customers of the Company, may need to be upgraded to comply with such "Year 2000" requirements. Although the Company believes that its internal systems and Software solutions (including third party software sold to customers) will be Year 2000 compliant, failure to provide Year 2000 compliant business solutions and software to its customers could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company.

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

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None

                                     PART 3

Item 9    Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance With Section 16(a) of the Exchange Act

Executive Officers and Directors
--------------------------------
The executive officers and directors of Cornerstone Internet Solutions Company . (the "Company" or "Cornerstone") as of August 1, 1998 are as follows:

Name                  Age  Position
----                  ---  --------
Andrew Gyenes........ 62   Chairman of the Board
Kenneth Gruber....... 46   Vice President, Chief Financial Officer and Secretary
Edward Schroeder..... 49   President and Chief Executive Officer
Rino Bergonzi........ 52   Director
Peter Gyenes......... 53   Director
Harrison Weaver...... 66   Director

Andrew Gyenes has been Chairman of the Board since January 1994 and Chief Executive Officer of the Company from January 1994 to December 1997. He was President and a director of the Company from January 1994 through May 1994. For more than five years before joining the Company, Mr. Gyenes was Vice President of Gyenes & Co., a computer software consulting company, and Marketing Manager of Ann-Mar Manufacturing, Inc. ("Ann-Mar"), a family owned textile company. Mr. Gyenes continued in both positions on a part-time basis through January 1995, and since January 1995, has been a consultant to Ann-Mar. Most of Mr. Gyenes' career has been in the computer industry, including positions with Warner Communications (last serving as an Assistant Vice President responsible for Worldwide Information Systems), with IBM Corporation (last serving as Eastern Regional Manager for Scientific Systems at Service Bureau Corporation, a former wholly-owned IBM subsidiary), and with Western Union (last serving as Assistant Vice President of Data Processing).

Kenneth Gruber has been Vice President and Chief Financial Officer of the Company since November 7, 1994. He has been Secretary of the Company since September 1995. Prior to joining the Company, Mr. Gruber was employed by Children's Television Workshop ("CTW") since 1984, and served as CTW's Vice President and Chief Financial Officer from 1993 to November 1994, as CTW's Vice President of Finance and Administration from 1989 to 1993 and as Vice President of Finance from 1988 to 1989.

Edward Schroeder has been the Company's President and Chief Executive Officer and a member of the Board of Directors since December 1997. From September 1997 to December 1997 Mr. Schroeder was a Vice President and General Manager of USWeb Cornerstone ("USWeb"), a wholly-owned subsidiary of the Company. Before joining USWeb, Mr. Schroeder had been affiliated with IBM Corporation for over 25 years. Most recently he was the Vice President, Northeast Area.

Rino Bergonzi has served as a director of the Company since January 1995. Since November 1993, Mr. Bergonzi has served as Vice President and Division Executive of Corporate Information Technology Services at AT&T, and has 25 years of experience in the information services field that includes working for such companies as Western Union, United Parcel Service Information Services and EDS Corp. Mr. Bergonzi is a Director of Query Object Software Corporation, a public company which develops and markets proprietary business intelligence software solutions.

Peter Gyenes has served as a director of the Company since January 1995. Mr. Gyenes has served as Chairman and Chief Executive Officer and Executive Vice President, International Operations and Worldwide Sales, of Ardent Software, Inc., formerly VMARK Software, Inc. ("Ardent") since August 1996. From May 1996 to August 1996, he served as Executive Vice President, International Operations of Ardent. Mr. Gyenes served as President and Chief Executive Officer of Racal InterLan, Inc., a leading supplier of local area networking products, from May 1995 to May 1996. Since January 1986, he has also served as a director of Axis Computer Systems, Inc. From January 1994 to April 1995, he was President of the Americas Division of Fibronics International, Inc. and, from August 1990 to December 1993, Vice President and General Manager of Data General Corporation's international operations and mini-computer business unit. Mr. Gyenes has also held management, marketing, sales and technical positions with Encore Computer, Prime Computer, Xerox and IBM. Mr. Peter Gyenes is the brother of Andrew Gyenes, Chairman of the Board.

Harrison Weaver has been a director of the Company since December 1993. He was a Vice President of the Company from December 1993 through May 1994. He has been a director of The Continuum Group, Inc.

("Continuum") since 1987, the Chairman of the Board and Chief Executive Officer of Continuum since December 1991 and the President of Continuum since August 1994. In September 1995 Continuum applied for protection under Chapter 11 of the United States Bankruptcy Code

Item 10    Executive Compensation
The following table sets forth, for fiscal 1998, 1997 and 1996, all compensation awarded to, earned by or paid to Andrew Gyenes, the Chairman of the Board, Edward Schroeder, the President and Chief Executive Officer of the Company and Kenneth J. Gruber, Vice President, Chief Financial Officer and Secretary, the only executive officers of the Company. whose salary and bonus exceeded $100,000 with respect to the fiscal year ended May 31, 1998 (the "Named Executive Officers.")

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation


                                                                                                   Long Term
                                                                                                  Compensation
                                                                                                     Awards
                                                                                                   Securities
Name and Principal                                                           Other Annual          Underlying
position                 Fiscal Year    Salary ($)         Bonus ($)         Compensation           Options
--------                 -----------    ----------         ---------         ------------         -------------

Andrew Gyenes               1998        $125,000               --             $ 10,500(1)            --
Chairman of the Board       1997        $100,000               --             $ 13,357(1)         575,000(2)
and Chief Executive         1996        $100,000               --             $ 13,357(1)         100,000(2)
Officer

Edward Schroeder            1998        $ 85,000(3)        $ 41,250           $  4,676(1)         300,000(2)
President & CEO             1997            --                 --                 --                 --
                            1996            --                 --                 --                 --

Kenneth Gruber              1998        $100,000           $ 20,000           $ 13,641(1)            --
Chief Financial Officer     1997        $ 87,000           $ 20,000           $ 11,787(1)         125,000
                            1996        $ 80,000           $ 20,000           $ 11,787(1)          25,000


(1) Represents payments by the Company for a leased automobile and related insurance and amounts paid by the Company toward health insurance premiums.
(2) Represents options to purchase shares of the Company's Common Stock under the Company's 1994 Incentive and Non-qualified Plan (the "1994 Plan"). None of such options have been exercised.
(3)         Mr. Schroeder's employment commenced September 15, 1997.

                               STOCK OPTION GRANTS
                               -------------------

The following table provides further information with respect to the options granted in fiscal 1998 to Mr. Schroeder under the 1994 Plan.

                               STOCK OPTION TABLE

                                                      Number of         % of Total Options         Per Share
               Name and Principal                     Securities       Granted to Employees     Exercise or Base     Expiration
                 Position                         Underlying Option       In Fiscal Year             Price              Date

          Edward Schroeder                             200,000                  23%                  $2.25             9/15/02
          President and Chief Executive Officer        100,000                  11%                  $2.13             2/19/03


Fiscal Year End Option Values
-----------------------------

No options were exercised by the Named Executive Officers during fiscal 1998. The following table shows, for Mr. Gyenes, Mr. Schroeder and Mr. Gruber the number of shares covered by both exercisable and unexercisable employee stock options as of May 31, 1998, and the values for "in-the-money" options, which represent the positive spread between the exercise price of any outstanding stock option and the price of the Common Stock as of May 31, 1998, which was $1.75.



                          FISCAL YEAR END OPTION VALUES

                     Number of Securities Underlying     Value of Unexercised in-the-Money
                     Unexercised Options at FY End(#)          Options at FY-End($)
 Name                   Exercisable/Unexercisable            Exercisable/Unexercisable


Andrew Gyenes                  588,889/311,111               $11,000/$22,000
Edward Schroeder               52,777/247,223                     $0/$0
Kenneth Gruber                 153,473/71,527                $3,000/$6,000


Item 11    Security Ownership of Certain Beneficial Owners and Management
The following table sets forth beneficial ownership (as it relates to dispositive power) of the Company's Common Stock and Class B Preferred Stock and Class C Preferred Stock (Class B Preferred Stock and Class C Preferred Stock are collectively referred to herein as the "Preferred Stock". as of July 31, 1998 by
(a) each stockholder known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock and Preferred Stock, (b) each director and Named Executive Officer (as defined below) of the Company individually, and (c) all directors and executive officers as a group. Except as otherwise indicated in the footnotes below, (x) the Company believes that each of the beneficial owners of the Common Stock and Preferred Stock listed in the table, based on information furnished by such owner, has sole investment and voting power with respect to such shares, and (y) where no address is indicated, the address of the beneficial owner is the address of the principal executive offices of the Company. The holders of the Class B Preferred Stock are Applewood Associates, L.P. (1,500 shares or 75% of the outstanding Class B Preferred Stock) and Woodland Partners and Dalewood Associates, L.P., each of which own 250 shares or 12.5% of the outstanding Class B Preferred Stock. As of July 31, 1998, holders of Class C Preferred Stock are entitled to approximately 1,151 votes per share aggregating 7,205,341 votes for all outstanding shares of Class C Preferred Stock. Holders of each share of Class B Preferred Stock are entitled to 1,000 votes per share, aggregating 2,000,000 votes for all outstanding share of Class B Preferred Stock. Accordingly, beneficial ownership of Common Stock as it relates to voting power will be higher than the amounts reflected in the table below with respect to those stockholders who hold Preferred Stock.

            Name and Address of                  Common Stock                               Preferred Stock
              Beneficial Owner
                                             Number of                % of              Number                % of
                                             Shares(1)                Class            of Shares             Class

Barry Rubenstein                          2,957,686(2)                24.3%         Class C 4,560(2)        73.0%
68 Wheatley Road                                                                    Class B 1,750(2)        87.5%
Brookville, NY 11545

Woodland Venture Fund                       821,002(3)                 7.0%         Class C 560(3)           9.0%
68 Wheatley Road                                                                    Class B 250(3)          12.5%
Brookville, NY 11545

Seneca Ventures                             821,002(4)                 7.0%         Class C 560(4)           9.0%
68 Wheatley Road                                                                    Class B 250(3)          12.5%
Brookville, NY 11545

Woodland Services Corp.                     821,002(5)                 7.0%         Class C 560(5)           9.0%
68 Wheatley Road                                                                    Class B 250(3)          12.5%
Brookville, NY 11545

Woodland Partners                           821,002(6)                 7.0%         Class C 560(6)           9.0%
68 Wheatley Road                                                                    Class B 250(3)          12.5%
Brookville, NY 11545

Irwin Lieber                              1,759,684(7)                15.2%         Class C 4,000(7)        64.0%
767 Fifth Avenue,                                                                   Class B 1,500(7)        75.0%
45th Floor
New York, NY 10153



21st Century                              1,032,951(8)                 8.9%         Class C 2,000(11)           32.0%
Communications Foreign
Partners, L.P.
c/o Fiduciary Trust
(Cayman) Limited
P.O. Box 1062
Grand Cayman,
B.W.I

21st Century                              1,032,951(9)                 8.9%         Class C 2,000(11)           32.0%
Communications Partners, L.P.
767 Fifth Avenue
45th Floor
New York, NY 10153

21st Century                              1,032,951(10)                8.9%         Class C 2,000(11)           32.0%
Communications T-E
Partners, L.P.
767 Fifth Avenue
45th Floor
New York, NY 10153

Michael J. Marocco                        1,032,951(12)                8.9%         Class C 2,000(12)           32.0%
767 Fifth Avenue
45th floor
New York, NY 10153

John Kornreich                            1,032,951(12)                8.9%         Class C 2,000(12)           32.0%
767 Fifth Avenue
45th floor
New York, NY 10153

Harvey Sandler                            1,032,951(12)                8.9%         Class C 2,000(12)           32.0%
767 Fifth Avenue
45th floor
New York, NY 10153

Andrew Sandler                            1,032,951(12)                8.9%         Class C 2,000(12)           32.0%
767 Fifth Avenue
45th floor
New York, NY 10153

Barry Fingerhut                           1,737,684(13)               15.0%         Class C 4,000(13)           64.0%
767 Fifth Avenue                                                                    Class B 1,500(13)           75.0%
45th floor
New York, NY 10153

Applewood Associates, L.P.                  703,733(14)                6.1%         Class C 2,000(14)           32.0%
68 Wheatley Road                                                                    Class B 1,500(14)           75.0%
Brookville, NY 11545

Applewood Capital                           703,733(14)                6.1%         Class C 2,000(14)           32.0%
Corp.                                                                               Class B 1,500(14)           75.0%
68 Wheatley Road
Brookville, NY 11545




Seth Lieber                                 703,733(14)               6.1%          Class C 2,000(14)            32.0%
767 Fifth Avenue                                                                    Class B 1,500(14)            75.0%
New York, NY 10153

Jonathan Lieber                             703,733(14)               6.1%          Class C 2,000(14)            32.0%
767 Fifth Avenue                                                                    Class B 1,500(14)            75.0%
New York, NY 10153

Marilyn Rubenstein                          821,002(15)               7.1%          Class C 560(15)               9.0%
68 Wheatley Road                                                                    Class B 250(15)              12.5%
Brookville, NY 11545

The Marilyn and                             821,002(16)               7.1%          Class C 560(16)               9.0%
Barry Rubenstein                                                                    Class B 250(16)              12.5%
Family Foundation
68 Wheatley Road
Brookville, NY 11545

Eli Oxenhorn                                600,500(17)               5.2%                  0                    *
56 The Intervale
Roslyn Estates, NY 11576

Andrew Gyenes                               663,889(18)               5.4%                  0                    *

Kenneth Gruber                              173,558(19)               1.7%                  0                    *

Harrison Weaver                              40,000(20)               0.4%                  0                    *

Rino Bergonzi                                25,000(21)               0.3%                  0                    *

Peter Gyenes                                 33,000(22)               0.3%                  0                    *

Edward Schroeder                             86,110(23)               0.6%                  0                    *

All directors and executive
officers as a group                       1,071,558(24)               8.5%                  0                    *


---------------------
            * Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes any person who, directly or indirectly, through any contract, arrangement, understanding or otherwise, has or shares voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants or convertible notes but are not deemed outstanding for computing the percentage ownership of any other person.
(2) Based on Amendment Number 6 to a Schedule 13D filed on February 22, 1998 by Barry Rubenstein, Woodland Venture Fund ("Woodland Fund"), Seneca Ventures ("Seneca"), Woodland Services Corp. ("Woodland Corp."), 21st Century Communications Partners, L.P. ("21st Partners"), 21st Century Communications T-E Partners, L.P. ("21st T-E"), 21st Century Communications Foreign Partners, L.P. ("21st Foreign"), Michael J. Marocco, John Kornreich, Harvey Sandler, Andrew Sandler, Barry Fingerhut, Irwin Lieber, Woodland Partners, Applewood Associates, L.P. ("Applewood"), Applewood Capital Corp. ("Applewood Capital"), Seth Lieber, Jonathan Lieber, Marilyn Rubenstein, The Marilyn and Barry Rubenstein Family Foundation (the "Foundation"), Brian Rubenstein and Rebecca Rubenstein (the "February 1998 13D"), Barry Rubenstein has sole beneficial ownership of 323,000 shares of Common Stock (including 175,000 shares of Common Stock underlying presently exercisable options). Mr. Rubenstein may also be deemed to share beneficial ownership of 2,634,686 shares of Common Stock by virtue of being:
            (i) a stockholder, officer and director of InfoMedia Associates, Ltd. ("InfoMedia") which is a general partner of 21st Partners, 21st T-E and 21st Foreign which collectively hold 1,032,951 shares of Common Stock; (ii) a trustee of the Foundation; and (iii) a general partner of each of Applewood, Seneca, the Woodland Fund and Woodland Partners. In addition, Mr. Rubenstein shares beneficial ownership of 4,560 shares and 1,750 shares of Class C Preferred Stock and Class B Preferred Stock, respectively with the above listed entities. Mr. Rubenstein disclaims beneficial ownership of these securities, except to the extent of his equity interest therein.
(3) Based on the February 1998 13D, the Woodland Fund has sole beneficial ownership of 214,415 shares of Common Stock. The Woodland Fund may also be deemed to share beneficial ownership of 606,587 shares of Common Stock (including 175,000 Shares of Common Stock underlying presently exercisable options) with Seneca, Woodland Corp., Woodland Partners, and the Foundation. In addition, the Woodland Fund has sole beneficial ownership of 240 shares of Class C Preferred Stock and shares beneficial ownership of 320 and 250 shares of Preferred Stock and Class B Preferred Stock, respectively, with the above listed entities. The Woodland Fund disclaims beneficial ownership of these securities, except to the extent of its equity interest therein.
(4) Based on the February 1998 13D, Seneca has sole beneficial ownership of 143,636 shares of Common Stock. Seneca may also be deemed to share beneficial ownership of 677,366 shares of Common Stock (including 175,000 Shares of Common Stock underlying presently exercisable options) with the Woodland Fund, Woodland Corp., Woodland Partners, and the Foundation. In addition, Seneca has sole beneficial ownership of 160 shares of Class C Preferred Stock and shares beneficial ownership of 400 shares of Class C Preferred Stock with the above listed entities. Seneca disclaims beneficial ownership of these securities, except to the extent of its equity interest therein.
(5) Based on the February 1998 13D, Woodland Corp. shares beneficial ownership of 821,002 Shares of Common Stock and 560 shares of Class C Preferred Stock with the Woodland Fund, Seneca, Woodland Partners, and the Foundation. Woodland Corp. disclaims beneficial ownership of these securities, except to the extent of its equity interest therein.
(6) Based on the February 1998 13D, Woodland Partners has sole beneficial ownership of 35,714 shares of Common Stock. Woodland Partners may also be deemed to share beneficial ownership of 785,288 shares of Common Stock (including 175,000 shares of Common Stock underlying presently exercisable options) with the Woodland Fund, Seneca, Woodland Corp., and the Foundation. In addition, Woodland Partners has sole beneficial ownership of 160 shares and 250 Shares of Preferred Stock and Class B Preferred Stock, respectively and shares beneficial ownership of 400 shares of Class C Preferred Stock with the above listed entities. Woodland Partners disclaims beneficial ownership of these securities, except to the extent of its equity interest therein.
(7) Based on the February 1998 13D, Irwin Lieber has sole beneficial ownership of 23,000 shares of Common Stock. By virtue of being a stockholder, officer and director of InfoMedia and a general partner of Applewood, Irwin Lieber may be deemed to share beneficial ownership of 1,736,684 shares of Common Stock. In addition, Mr. Lieber shares beneficial ownership of 4,000 shares of Class C Preferred Stock with the above listed entities. Mr. Lieber disclaims beneficial ownership of these securities, except to the extent of his equity ownership therein.
(8) Based on the February 1998 13D, this amount includes 89,610 shares of Common Stock. 21st Foreign disclaims beneficial ownership of 701,169 shares of Common Stock owned by 21st Partners and 242,172 shares of Common Stock owned by 21st T-E.
(9) Based on the February 1998 13D, this amount includes 701,169 shares of Common Stock. 21st Partners disclaims beneficial ownership of 242,172 shares of Common Stock owned by 21st T-E and 89,610 shares of Common Stock owned by 21st Foreign.

(10) Based on the February 1998 13D, this amount includes 242,172 shares of Common Stock. 21st T-E disclaims beneficial ownership of 701,169 shares of Common Stock owned by 21st Partners and 89,610 shares of Common Stock owned by 21st Foreign.
(11) Beneficial ownership of these shares of Class C Preferred Stock is shared by 21st Foreign, 21st T-E, and 21st Partners.
(12)        Based on the February 1998 13D, Messrs.  Marocco,  Lewis, Kornreich,
            H. Sandler and A. Sandler are each the sole stockholder, officer and director of an entity which is a general partner of an entity which is a general partner of 21st Partners, 21st T-E and 21st Foreign. Accordingly, they may each be deemed to share beneficial ownership of 1,032,951 shares of Common Stock and 2,000 shares of Preferred Stock which are collectively held by 21st Partners, 21st T-E and 21st Foreign. Each individual disclaims beneficial ownership of these securities, except to the extent of his equity interest therein.
(13) Based on the February 1998 13D, Barry Fingerhut has sole beneficial ownership of 1,000 shares of Common Stock. By virtue of being a stockholder, officer and director of InfoMedia and a general partner of Applewood, Barry Fingerhut may be deemed to share beneficial ownership of 1,736,684 shares of Common Stock and 4,000 and 1,500 shares of Class C Preferred Stock and Class B Preferred Stock, respectively. Mr. Fingerhut disclaims beneficial ownership of these securities, except to the extent of his equity interest therein.
(14) Based on the February 1998 13D, these amounts include 703,733 shares of Common Stock, 2,000 shares of Class C Preferred Stock beneficially owned by Applewood and 1,500 shares of Class B Preferred Stock beneficially owned by Applewood. By virtue of being a general partner of Applewood, Applewood Capital may be deemed to share beneficial ownership of these shares. In addition, by virtue of being officers of Applewood Capital, Seth and Jonathan Lieber may also be deemed to share beneficial ownership of these shares. Applewood Capital, Seth Lieber, and Jonathan Lieber each disclaim beneficial ownership of these securities, except to the extent of their equity interests therein.
(15) Based on the February 1998 13D, by virtue of being a general partner of Woodland Partners, a trustee of the Foundation, and the wife of Barry Rubenstein, Marilyn Rubenstein may be deemed to share beneficial ownership of 821,002 shares of Common Stock (including 175,000 shares of Common Stock underlying presently exercisable Common Stock Warrants) and 560 and 250 shares of Class A Preferred Stock and Class B Preferred Stock, respectively. Ms. Rubenstein disclaims beneficial ownership of these securities, except to the extent of her equity interest therein.
(16) Based on the February 1998 13D, the Foundation has sole beneficial ownership of 104,237 shares of Common Stock. In addition, the Foundation may be deemed to share beneficial ownership of 716,765 shares of Common Stock (including 175,000 shares of Common Stock underlying presently exercisable Options) and 560 and 250 shares of Class C Preferred Stock and Class B Preferred Stock, respectively with Mr. and Ms. Rubenstein, the Woodland Fund, Seneca, Woodland Corp. and Woodland Partners. The Foundation disclaims beneficial ownership of these securities, except to the extent of its equity interest therein.
(17) Based on the April 23, 1998 Schedule 13D filed by Mr. Eli Oxenhorn, these share amounts consist of 200,500 shares of Common Stock issuable upon the exercise of presently exercisable options or warrants held by Mr. Oxenhorn and 400,000 shares of Common Stock issuable upon the exercise of presently exercisable options or warrants held by an entity of which Mr. Oxenhorn is a General Partner.
(18) Consists of 653,889 shares of Common Stock issuable upon exercise of presently exercisable options and 10,000 shares owned by the AnnMar Manufacturing Inc. Employee Pension Plan as trustee.

(19) Consists of 171,158 shares of Common Stock issuable upon exercise of presently exercisable options and 2,400 shares owned by Mr. Gruber.
(20) Consists of 20,000 shares of Common Stock issuable upon exercise of presently exercisable options and 20,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the 1995 Stock Option Plan for Outside Directors (the "Outside Directors' Plan"). Excludes 50,000 presently exercisable options held by The Continuum Group, Inc., which options Mr. Weaver disclaims beneficial ownership of.
(21) Consists of 5,000 shares of Common Stock owned by Mr. Bergonzi and 20,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Outside Directors' Plan.
(22) Consists of 3,000 shares of Common Stock owned by Mr. Peter Gyenes 20,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Outside Directors' Plan, and 10,000 shares owned by the AnnMar Manufacturing Inc. Employee Pension Plan as trustee.
(23) Consists of 86,110 shares of Common Stock issuable upon the exercise of presently exercisable options.
(24) Also includes presently exercisable options to purchase 1,041,158 shares of Common Stock.

Item 12 Certain  Relationships and Related Transactions
In February 1998, the Company consummated a private placement of 2,000 shares of Class B Preferred Stock at a purchase price of $1,000 per share. The following entities which may be deemed to be 5% stockholders of the Company purchased Class B Preferred Stock in the private placement: Applewood Associates, L.P. ("Applewood") (1,500 Shares) and Woodland Partners ("Woodland") (250 Shares). Net proceeds to the Company were $ 1,990,800.

In December 1996, the Company consummated a $8,400,000 private placement of 84 units at a purchase price of $100,000 per unit, each unit consisting of 80 shares of Preferred and 50,000 Common Stock Purchase Warrants to purchase in the aggregate 4,200,000 shares of Common Stock at an exercise price of $4.00 per share. The following entities which may be deemed to be 5% stockholders of the Company purchased units in the private placement: Applewood (25 units), Seneca Ventures ("Seneca") (2 units), 21st Century Communications-Foreign Partners, L.P. ("21st Foreign") (2.28 units), 21st Century Communications Partners, L.P. ("21st Partners") (16.95 units), 21st Century Communications T-E Partners, L.P. ("21st T-E") (5.77 units), Woodland (2 units) and Woodland Venture Fund ("Woodland Fund") (3 units).

In February 1998, the Company consummated an exchange offer whereby the Company issued one share of Common Stock for every 2.8 Common Stock Purchase Warrants tendered in the exchange offer. Each of Applewood, Seneca, 21st Foreign, 21st Partners, 21st T-E, Woodland and Woodland Fund participated in the exchange offer.

On December 4, 1996, the Company entered into an agreement ("the Enteractive Affiliates Agreement") with USWeb Corporation ("USWeb") pursuant to which the Company became an affiliate of USWeb and a member of USWeb's Network. Investors in USWeb include 21st Century Communications Partners, L.P., and Wheatley Partners, L.P. Such entity is controlled by Wheatley Partners, LLC, a limited liability company which is the general partner of Wheatley Partners, L.P. The members and officers of Wheatley Partners, LLC include Barry Rubenstein, Irwin Lieber, Seth Lieber and Jonathan Lieber, each of whom may be deemed 5% stockholders of the Company.

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

Item 13     Exhibits, Lists and Reports on Form 8-K
(a) 1       Financial Statements
The following financial Statements are filed as part of this report
                                                                           Page
Report of Independent Auditors                                              20
Consolidated Balance Sheets as of May 31, 1998 and 1997                     21
Consolidated Statements of Operations for the years
  ended of May 31, 1998 and 1997                                            22
Consolidated Statements of Stockholders' Equity for
  the years ended of May 31, 1998 and 1997                                  23
Consolidated Statements of Cash Flows for
  the years ended of May 31, 1998 and 1997                                  24
Notes to Financial Statements                                               25

(a) 2       Financial Statement Schedules
            None required

(a) 3       Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit

Number           Description of Exhibit

**3.1            Certificate of Incorporation of the Company, as amended.
*3.2             Amendment to Certificate of Incorporation.
**3.3            By-laws of the Company, as amended.
*****3.4         Amendment to Certificate of Incorporation
*****4.12        Certificate  of Designation  for Class B Convertible  Preferred
                 Stock
*****4.13        Certificate  of Designation  for Class C Convertible  Preferred
                 Stock
**10.1           Employment  Agreement  dated as January 3, 1994, by and between the Company and Andrew Gyenes.
*10.4            Form of Indemnification  Agreement between each of the Officers and Directors of the Company and the Company.
**10.8           1994 Incentive and Non-Qualified Stock Plan Option.
**10.9           1994 Consultant Stock Option Plan.
**10.14          1995 Stock Option Plan for Outside Directors.
*10.16           Registration  Rights Agreement dated February 29, 1996, between the Company and Randal Hujar.
****10.20        Agreement  dated December 4, 1996 between the Company and USWeb
                 Corporation.
****10.21        Agreement  dated  August  15,  1997  between  the  Company  and
                 Enteractive Distribution Company.
*****10.22       Agreement  dated  August  14,  1998  between  the  Company  and
                 Enteractive Distribution Company.
*****23.1        Consent of KPMG Peat Marwick LLP.
*                Incorporated  herein  by  reference  to  such  Exhibit  to  the
                 Registration   Statement   on  Form  SB-2  of  the   Registrant
                 (Registration No. 333-2244) Filed in March 1996, as amended
**               Incorporated  herein  by  reference  to  such  Exhibit  to  the
                 Registration   Statement   on  Form  SB-2  of  the   Registrant
                 (Registration No. 33-83694) filed on September 6, 1994.
***              Incorporated  herein  by  reference  to  such  exhibit  to  the
                 Registration   Statement   on  Form   S-3  of  the   Registrant
                 (Registration No. 333-22713) Filed in March 1997, as amended.
****             Incorporated  by  reference  to such  Exhibit to the  Company's
                 Annual  Report on Form 10KSB for the fiscal  year ended May 31,
                 1997
*****            Filed herewith

                          Independent Auditors' Report


The Board of Directors and Stockholders
Cornerstone Internet Solutions Company
     and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Cornerstone Internet Solutions Company (formerly Enteractive, Inc.) and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Internet Solutions Company and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company's recurring losses from operations and its working capital deficiency at May 31, 1998 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                       KPMG PEAT MARWICK LLP


New York, New York
August 14, 1998

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Consolidated Balance Sheets

                                                                               May 31                  May 31
                                                                                1998                   1997
                                                                       --------------------     ------------------
ASSETS
Current Assets
      Cash and cash equivalents                                          $    392,200            $  4,952,900
       Investments                                                            167,400                    --
      Accounts receivable, net                                                343,700                 224,400
      Other receivables                                                       100,000                    --
      Assets held for sale                                                       --                   100,000
      Prepaid expenses and other                                              269,300                  93,800
                                                                         ------------            ------------
         Total current assets                                               1,272,600               5,371,100

Affiliation rights, net                                                       219,200                 593,800
Property and equipment, net                                                   485,900                 154,900
Other                                                                          69,200                  61,500
                                                                         ------------            ------------

                                                                         $  2,046,900            $  6,181,300
                                                                         ------------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                                   $    538,100            $    287,900
      Accrued restructuring expenses                                           95,400                    --
      Accrued payroll and related expenses                                    202,800                  79,500
      Other accrued expenses                                                  410,300                 544,400
      Deferred revenue                                                          9,300                  69,500
      Current maturities of long-term debt                                     99,500                  40,200
                                                                         ------------            ------------
         Total current liabilities                                          1,355,400               1,021,500
Long-term debt, excluding current maturities                                  106,400                    --
                                                                         ------------            ------------
          Total liabilities                                                 1,461,800               1,021,500
                                                                         ------------            ------------
Commitments and contingencies

Stockholders' Equity
    Preferred stock, $.01 par value,
    2,000,000 shares authorized;
          Class A, 340 and 6,720 shares issued and
           outstanding at May 31, 1998 and 1997                                  --                       100
          Class B, 2,000 shares issued and                                         20                    --
          outstanding at May 31,1998
           Class C, 6,260 shares issued and outstanding at May                    100                    --
           31,1998
    Common stock, $.01 par value, 50,000,000 shares
           authorized and  9,441,117, and 7,679,441 shares                     94,400                  76,800
           issued and outstanding at May 31, 1998 and 1997
    Additional paid-in capital                                             30,222,480              28,038,400
    Unrealized gain on marketable equity securities                           167,400                    --
    Accumulated deficit                                                   (29,899,300)            (22,955,500)
                                                                         ------------            ------------
          Total stockholders' equity                                          585,100               5,159,800
                                                                         ------------            ------------

                                                                         $  2,046,900            $  6,181,300
                                                                         ------------            ------------

    See notes to consolidated financial statements

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Consolidated Statements of Operations

                                                                              Year Ended                   Year Ended
                                                                             May 31, 1998                 May 31, 1997
                                                                            ----------------           ------------------

Internet services revenue                                                       1,182,600                      --
Software licensing and royalty revenue                                            328,300                   692,500
Net product sales                                                                    --                     922,500
Product development revenue                                                          --                      40,700
                                                                             ------------              ------------
       Total revenues                                                           1,510,900                 1,655,700
                                                                             ------------              ------------

Cost of internet services revenue                                               2,855,300                      --
Cost of product sales                                                                --                     901,600
Amortization and write-off of capitalized software                                   --                   1,070,600
Cost of development revenue                                                          --                      37,000
Research and development expenses                                                    --                   2,554,200
Cost of  software licensing and royalty revenue                                    36,500                      --
Marketing and selling expenses                                                  2,756,700                 3,312,300
General and administrative expenses                                             2,472,700                 2,230,500
Restructuring expenses                                                            427,700                      --
                                                                             ------------              ------------
       Total costs and expenses                                                 8,548,900                10,106,200
                                                                             ------------              ------------

Operating loss                                                                 (7,038,000)               (8,450,500)


Other income (expense):
      Interest expense                                                            (14,600)                  (33,100)
      Interest income                                                             108,600                   240,200
      Other income, net                                                               200                     6,700
                                                                             ------------              ------------

Loss before income taxes                                                       (6,943,800)               (8,236,700)
                                                                             ------------              ------------

Provision for income taxes                                                           --                        --
                                                                             ------------              ------------
Net loss                                                                     $ (6,943,800)             $ (8,236,700)
                                                                             ------------              ------------

Preferred stock preferences                                                   (11,477,800)               (2,392,800)

Net loss to common shareholders                                              $(18,421,600)             $(10,629,500)
                                                                             ------------              ------------


Basic and diluted loss per share                                             $      (2.21)             $      (1.38)
                                                                             ------------              ------------

Weighted average shares of common stock                                         8,337,063                 7,679,331
                                                                             ============              ============

See notes to consolidated financial statements.

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years ended May 31, 1998 and 1997


                                                                        Additional
                             Preferred Stock        Common Stock          Paid-In      Unrealized       Accumulated
                           Shares     Amount      Shares     Amount       Capital         Gain            Deficit          Total
                           ------------------   --------------------    ------------   -----------  ----------------   -------------
Balance May 31, 1996         --        --       7,656,435     76,600    19,620,900                     (14,718,800)      4,978,700

Stock options exercised      --        --          23,006        200        73,500                            --            73,700

Sale of convertible
preferred stock             6,720       100          --         --       7,869,000                            --         7,869,100

Stock option consulting
expense                      --        --            --         --         475,000                            --           475,000

Net loss                     --        --            --         --            --                        (8,236,700)     (8,236,700)


                         -----------------------------------------------------------------------------------------------------------
Balance May 31, 1997        6,720      $100     7,679,441    $76,800   $28,038,400            --      $(22,955,500)     $5,159,800

Stock option consulting
expense                                                                    210,000                                         210,000

Stock options exercised      --        --         115,489      1,100       243,000                                         244,100

Exchange of public
warrants for common
stock                                             248,864      2,500        (2,500)                                           --

Exchange of private
warrants for common
stock                        --        --       1,397,323     14,000       (14,000)                           --              --

Redemption of preferred
stock                        (120)     --                                 (165,000)                                       (165,000)

Preferred stock dividend                                                   (78,200)                                        (78,200)

Sale of Class B
convertible preferred
stock                       2,000        20                              1,990,780                                       1,990,800

Investmentin USWeb
warrants                                                                                   167,400                         167,400

Net loss                     --        --            --         --            --                        (6,943,800)     (6,943,800)

                         -----------------------------------------------------------------------------------------------------------
Balance May 31, 1998        8,600   $   120     9,441,117    $94,400   $30,222,480        $167,400    $(29,899,300)       $585,100
                         -----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                            Year Ended May 31,
                                                                                                       1998                  1997
                                                                                                   --------------------------------
Cash flows from operating activities
Net loss                                                                                           $(6,943,800)         $(8,236,700)
Adjustments to reconcile net loss to net cash used in operating activities
            Depreciation and amortization                                                              258,200              722,900
            Write-off of capitalized software costs                                                       --                642,400
            Write-off of affiliation rights                                                            315,000                 --
            Stock option consulting expense                                                            210,000              475,000
Changes in assets and liabilities
           Accounts receivable                                                                        (119,300)             (77,000)
           Assets held for sale                                                                           --               (100,000)
           Income taxes receivable                                                                        --                 16,400
           Inventories                                                                                    --                439,500
           Prepaid expenses and other                                                                 (175,500)             (83,600)
           Other assets                                                                                 (7,700)             (37,300)
           Accounts payable                                                                            250,200           (1,116,400)
           Accrued expenses                                                                             84,600             (271,400)
           Deferred revenue                                                                            (60,200)              69,500
                                                                                                   --------------------------------
                             Net cash used in operating activities                                  (6,188,500)          (7,556,700)
                                                                                                   --------------------------------
Cash flows from investing activities
            Purchase of affiliation rights                                                                --               (625,000)
            Purchases of property and equipment                                                       (529,600)            (187,100)
                                                                                                   --------------------------------
                             Net cash used in investing activities                                    (529,600)            (812,100)
                                                                                                   --------------------------------
Cash flows from financing activities
            Proceeds from exercise of stock options                                                    244,100               73,700
            Net proceeds from issuance of convertible preferred stock                                1,990,800            7,869,100
            Principal payments under long-term debt                                                    (84,200)            (626,500)
            Proceeds from sale and leaseback of equipment                                              249,900                 --
            Preferred stock dividend                                                                   (78,200)                --
            Redemption of preferred stock                                                             (165,000)                --
                                                                                                   --------------------------------
                             Net cash provided by financing activities                               2,157,400            7,316,300
                                                                                                   --------------------------------
                             Net decrease in cash and cash equivalents                              (4,560,700)          (1,052,500)
Cash and cash equivalents
            Beginning of year                                                                        4,952,900            6,005,400
                                                                                                   --------------------------------
            End of year                                                                            $   392,100          $ 4,952,900
                                                                                                   ================================

See notes to consolidated financial statements

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                                  May 31, 1998

(1)         Business and Liquidity
            On July 2, 1998 the Company's shareholders ratified a proposal to change the Company's name from Enteractive, Inc. to Cornerstone Internet Solutions Company. Throughout fiscal 1997 Cornerstone Internet Solutions Company (the "Company") designed, published and marketed interactive multimedia titles for the entertainment and recreation markets. On December 4, 1996 the Company signed multiple market affiliate agreements with USWeb Corporation and paid $625,000 for the right to operate USWeb affiliate offices in New York City, and certain other markets in the Northeast portion of the United States, for a ten-year period. The operation, which has been conducting business as USWeb Cornerstone, provides a full range of Internet and Intranet-based business solutions, including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting and marketing.

            On August 15, 1997 the Company entered into an agreement with Enteractive Distribution Company, LLC ("EDC"), an unrelated company, whereby EDC acquired the inventory and certain accounts receivable existing at the date of the closing resulting from the Company's interactive multimedia publishing business. In addition, the Company assigned its domestic distribution contracts with its domestic distributors to EDC. On August 14, 1998 the Company and EDC entered into a new agreement and terminated the August 15, 1997 agreement, except with respect to the sale of inventory and accounts receivable and the assignment of the distribution contracts (the "1998 contract"). Under the terms of the 1998 contract, the Company sold all its rights to its multimedia titles and has assigned all third party rights in the titles to EDC for $100,000, payable at varying monthly amounts through January 1, 1999.

            As a result of the Company's August 15, 1997 agreement with EDC, the Company wrote down the majority of its interactive multimedia related business assets, which had a carrying value of $1,142,400, in the fourth quarter of fiscal 1997 to the estimated fair value of $100,000. These assets are classified as "assets held for sale" in the Company's May 31, 1997 balance sheet. The portion of the writedown related to inventory and capitalized software costs (from a fiscal 1996 acquisition), amounting to $400,000 and $642,400, were included in cost of product sales and amortization and write off of capitalized software, respectively.

            The Company's Internet and Intranet solutions services business commenced operations in the fourth quarter of fiscal 1997, but did not generate revenue until fiscal 1998. The Company is obligated to pay USWeb monthly fees equal in the aggregate to 7% of adjusted gross revenues, as defined, but not less than certain contractual minimum fees. During fiscal 1998, the Company reduced operating expenses by concentrating its development activities in New York City and its marketing activities in the surrounding tri-state area. As a result the Company, with the approval of USWeb surrendered its affiliation rights in certain other geographic regions and recorded a write off of $315,000 representing the unamortized portion of the related Affiliation Rights. In addition, the Company incurred restructuring expenses of $427,700 for the estimated losses from subleasing the closed offices and related severance costs paid in fiscal 1998.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. As part of its business plan to enhance liquidity, the Company has reduced its operating expenses, secured approximately $1,510,000 in July 1998 from the sale of common stock in a private placement and is in the process of attempting to increase its revenues and secure a line of credit.

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                                  May 31, 1998

 2)        Summary of Significant Accounting Policies

(a)       Consolidation Policy
          The consolidated financial statements include the accounts of Cornerstone Internet Solutions Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(b)       Cash and Cash Equivalents and Investments
          All highly liquid debt instruments with maturities of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents of $392,200 and $4,865,600 at May 31, 1998 and 1997,
          respectively, consist of cash held in interest-bearing money market accounts. Investments, consisting of vested USWeb warrants, are "available for sale" securities that are recorded at fair value.

(c)       Revenue Recognition
          During fiscal 1998, the Company adopted the provisions of Statement of Position No. 97-2, "Software Revenue Recognition", which did not have a significant impact on the financial statements. Revenue from Internet and Intranet-based business solution services is recognized as services are rendered. Deferred revenue represents amounts paid by the customer for which the related services were not provided at the balance sheet date.

          Revenue from product sales is recognized upon shipment, provided no vendor obligations remain and collection of the resulting receivable is deemed probable. Revenue under fixed priced development contracts is recognized using the percentage of completion method based on progress to date, which is measured by comparing costs to date to total estimated costs. Royalty revenue is recognized when earned.

          The Company's agreements with certain product distributors and retailers permit them to exchange or return products for which the Company provides an allowance reflected as a reduction of accounts receivable in the accompanying balance sheets. The allowance for doubtful accounts and returns at May 31, 1998 and 1997 was $108,400 and $70,000, respectively. At May 31, 1998, there are $126,200 of unbilled accounts receivable, which are billable in the first quarter of fiscal 1999.

(d)       Affiliation Rights

          Fees for affiliation rights were paid to USWeb for the right to join the USWeb network and operate as an affiliate in the territories indicated in Note 1. The fee is being amortized over the 10-year life of the agreement with USWeb. Affiliation rights at May 31, 1998 and 1997 were net of accumulated amortization of $90,800 and $31,200, respectively.

(e)       Property and Equipment

          Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method, except for leasehold improvements, which are amortized over the lesser of the lease term or the life of the related asset.


(f)       Income Taxes

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

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                                  May 31, 1998


          to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


(g)       Long-Lived Assets

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


(h)       Earnings Per Share

          In fiscal 1998, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share", which requires the presentation of basic and diluted earnings per share. Basic earnings per share is based on weighted average shares outstanding and diluted earnings per share adds the dilutive effect of stock options and other common stock equivalents. Basic and diluted net loss per share for fiscal 1998 and 1997 is based on the weighted average number of shares of common stock outstanding, excluding common stock equivalents (common stock options and warrants and convertible preferred stock) since they are antidilutive.

(i)       Accounting for Stock-Based Compensation
          The Company records compensation expense for employee stock options only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On June 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net earnings per share to reflect employee stock option grants made beginning in fiscal 1996 as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

(j)       Fair Value of Financial Instruments
          At May 31, 1998 and 1997, the fair value of the Company's cash and cash equivalents, accounts receivable, other receivables, assets held for sale, accounts payable and accrued expenses approximate their carrying value in the consolidated financial statements due to the short maturity of those instruments. The book value of the Company's debt approximates fair value.

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

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                                  May 31, 1998

3)          Property and Equipment

            Property and equipment, at May 31, 1998 and 1997, consists of the following:


                                          1998             1997     Useful Life
                                          ----             ----     -----------
Computer equipment                    $ 1,360,300    $ 1,060,100     3 years
Furniture and other equipment             216,500         54,300     3-5 years
Leasehold improvements                     32,400        200,300    Lease Term
                                       -----------    ----------
                                        1,609,200      1,314,700
Accumulated depreciation and
amortization
                                       (1,123,400)    (1,159,800)

                                       -----------    ----------
Property and equipment, net           $   485,900    $   154,900
                                       ===========    ==========

(4)         Long-Term Debt
            Long-term debt at May 31, 1998 and 1997, consists of the following:

                                                                                   1998         1997
                                                                                   ----         ----
            Notes payable in connection with equipment financing secured by
            Company assets, with interest at 9.75%                              205,900         --
            Other notes payable with interest at prime (8.50% at May
            31,1997)                                                               --         40,200
            Less current maturities                                             (99,500)     (40,200)
                                                                              ---------    ---------
            Long-term debt, excluding current maturities                      $ 106,400    $    --
                                                                              =========    =========

            Interest costs of approximately $14,600 and $33,100 were paid in fiscal 1998 and 1997, respectively.

(5)         Convertible Preferred Stock  Class A and C
            On December 12, 1996 the Company completed a private placement of 84 units, each consisting of 80 shares of Class A Convertible Preferred Stock (Class A Preferred) and 50,000 common stock purchase warrants to purchase in the aggregate 4,200,000 shares of common stock at an exercise price of $4.00 per share and expiring December 13, 2001(the "Warrants"). Proceeds were approximately $7,869,100, net of related expenses of $531,000. The preferred stock has a stated value of $1,250 per share.

            On November 19, 1997 the Company offered to exchange the 4,200,000 Warrants for common stock (the "Exchange Offer"), whereby for each
            2.8 warrants exchanged, the Company issued one share of its Common Stock. In connection with the Exchange Offer the Company received the written consent of the participating preferred shareholders to amend the terms of the Preferred Stock to delay the date when the Preferred Stock can first be converted into Common Stock from May 1, 1998 to July 1, 1999 and modify certain redemption features of the Preferred Stock. Holders of 6,260 shares of preferred stock agreed to the terms of the Exchange Offer. As a result, on February 6, 1998 the Company issued 1,397,323 shares of common stock in exchange for the cancellation of 3,912,500 Warrants. The fair value of the common shares issued approximated the fair value of the canceled warrants. Subsequently the Company redesignated the 6,260 shares of Class A Preferred held by the

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                                  May 31, 1998

            shareholders who approved the Exchange Offer as Class C Convertible Preferred Stock (Class C Preferred). Such preferred shareholders will receive a dividend at 12% per year of the stated value of the preferred stock for the period from April 30, 1998 and ending the earlier of June 30, 1999 or a redemption date, if any. The dividend is payable in cash, common stock, or a combination thereof, at the Company's option.

            Each share of Class C Preferred is convertible at any time after June 30, 1999 into such whole number of shares of common stock equal to the aggregate stated value of the preferred stock to be converted divided by the lesser of (i) $2.00 or (ii) 50% of the average closing sale price for the common stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company must use 33% of the proceeds from any other public equity financing prior to January 1, 2000 to redeem the preferred stock at 110% of the stated value. The Company also has the option to redeem all, or any portion of on a pro rata basis, the preferred stock at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

            The conversion rate of the convertible preferred stock (when calculated on the basis of dividing the stated value by $2.00 only) will be subject to adjustments to protect against dilution in the event of stock dividends, stock splits, and certain other events.

            On April 27, 1998, the Company notified the holders of the Class A Preferred that the Company would redeem the remaining 460 shares of outstanding Class A Preferred as of May 28, 1998 at a price per share equal to 1.1 multiplied by the stated value of each share of Class A Preferred. Holders of 340 shares of Class A Preferred Stock exercised their right to convert such Class A Preferred Stock to Common Stock, which resulted in the issuance of 348,361 shares of common stock in June 1998. 120 shares of Class A Preferred were redeemed for $165,000 in May 1998.

            In a 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when preferred stock is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature", which should be recognized as a return to the preferred shareholders. Based on the market price of the Company's common stock and the fair value of the warrants on the date of issuance, the Class A Preferred Stock had a non-cash beneficial conversion feature of $13,390,000. The beneficial conversion feature is recognized solely in the calculation of loss per common share over the period, beginning with the issuance of the preferred stock to April 30,1998, the first date that conversion can occur. As a result, the net loss to common shareholders included preferred stock preferences of $10,997,200 and $2,392,800 for the years ended May 31, 1998 and 1997, respectively.

(6)         Class B Convertible Preferred Stock
            On February 19, 1998, the Company consummated a $2,000,000 private placement resulting in the issuance of 2,000 shares of Class B par value $.01 Convertible Preferred Stock (Preferred Stock). Net proceeds to the Company were $ 1,990,800. The Preferred Stock, with a stated value of $1,000 per share, is entitled to vote on all matters submitted to holders of the Company's common stock, at 1,000 votes per share, pays no dividends and is not redeemable.

            The conversion rights for the Preferred Stock are: if prior to March 1, 1999 the Company has a private placement or public offering of common stock where the gross proceeds to the Company are in excess of $2,000,000 (the financing), all of the Preferred Stock shall automatically convert into shares of the Company's common stock equal to the aggregate stated value of the Preferred Stock ($2,000,000) divided by the greater of (a) 90% of the per share offering price of the

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                                  May 31, 1998

            financing or (b) $1.00. Subsequent to March 1, 1999 the Preferred Stock is convertible into shares of common stock equal to the aggregate stated value of preferred shares to be converted divided by $1.00. The maximum number of common shares issuable upon conversion of preferred stock is 2,000,000.

            Based on the market price of the Company's common stock on the date of issuance the Class B Preferred Stock had a non-cash beneficial conversion feature of $2,250,000. The beneficial conversion feature is recognized solely in the calculation of loss per common share over a 14 month period, beginning with the issuance of the preferred stock to March 1999 the first date that conversion can occur. As a result, the net loss to common shareholders includes preferred stock preferences of $480,600 for the year ended May 31, 1998.

(7)         Stock Options and Warrants
            On July 2,1998 the Company's shareholders approved an amendment to the Company's 1994 Incentive and Stock Option Plan (the "Employee Plan") increasing the number of shares of common stock authorized for issuance upon exercise of the options granted pursuant to the plan to 3,250,000. The Company also has a 1994 Stock Option Plan for Consultants and the 1995 Stock Option Plan for Directors and has reserved 1,000,000 and 150,000 shares, as amended, for issuance to consultants and non-employee directors, respectively.

            At May 31, 1998, 2,183,099 options have been granted and 1,066,901 are available for grant under the Employee Plan. Additionally, the Company periodically grants stock options outside the 1994 Plan to other parties. All stock options, which have been granted by the Company, with the exception of those options granted to persons holding more than ten percent of the voting common stock in the Company on the date of grant, expire up to ten years after grant and are issued at exercise prices which are not less than the fair value of the stock on the date of grant. Options granted to persons holding more than ten percent of the voting common stock of the Company on the date of grant expire five years after grant and are issued at exercise prices which are not less than 110 percent of the fair value of the stock on the date of grant. Stock options generally vest monthly in equal increments over the first three years after the date of grant. Payment for the exercise price of an option may be made with previously acquired common stock of the Company with certain limitations.

            In November 1994, a total of 250,000 options were granted to two consultants (one of which was a former director of the Company)
            under the 1994 Stock option plan for consultants for advisory services. The options are exercisable for 10 years from date of grant at an exercise price of $3.75. In fiscal 1997, the Company granted 400,000 options to a partnership, which provides consulting services to the Company. The options are exercisable for a three year period from the date of grant at an exercise price of $2.375. The expense related to the services was recognized over the one-year vesting period. In addition, in fiscal 1998 and 1997, 75,000 and 214,080 options, respectively, were granted to various consultants at exercise prices ranging from $1.75 to $3.00. Each are exercisable for periods from five to ten years from the date of grant. The expense relating to the services is being recognized over the vesting periods which range from zero to one year. Total stock option compensation expense for fiscal 1998 and 1997 was $210,000 and $475,000 , respectively. A total of 460,920 options remain available for grant under the consulting plan.

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                                  May 31, 1998

(7)         Stock Options and Warrants (continued)
            Under the 1995 Stock Option Plan for Outside Directors, each person who is an outside director on January 1 of each calendar year, commencing January 1, 1995, shall be granted 5,000 options to purchase shares of common stock of the Company. At May 31, 1998, 65,000 options have been granted under the 1995 Stock Option Plan for Outside Directors and 85,000 are available for grant.

            A summary of all stock option transactions of the Company is as follows:

                                                                            Number of         Price range            Weighted
                                                                            ---------         -----------            --------
                                                                             options            per share          average price
                                                                             -------            ---------          -------------

                          Outstanding at May 31, 1996                     1,109,770          $1.71 - 3.75

                          Granted                                         2,202,580          $1.63 - 3.75
                          Exercised                                         (23,006)         $3.00 - 3.25
                          Canceled                                         (155,954)         $1.63 - 3.75

                          Outstanding at May 31, 1997                     3,133,390          $1.63 - 3.75                $2.53

                          Granted                                           989,500          $1.13 - 3.50
                                                                                             ============
                          Exercised                                        (115,489)         $1.71 - 2.35
                                                                                             ============
                          Cancelled                                        (648,950)         $1.63 - 3.00
                                                                          ---------          ============
                          Outstanding at May 31, 1998                     3,358,451          $1.13 - $3.75               $2.63
                                                                          ---------          =============         =============
                          Exercisable at May 31, 1998                     2,275,784          $1.13 - $3.75               $2.02
                                                                          ---------          =============         =============

            The options outstanding as of May 31, 1998 are summarized in ranges as follows:

                                        Weighted Average    Number of Options  Weighted Average
             Range of Exercise Price      Exercise Price       Outstanding      Remaining Life
             -----------------------------------------------------------------------------------
                  $1.13 - $2.41              $2.06              2,075,288           4 Years
                  $2.42 - $3.75              $3.54              1,283,163           3 Years
                                                              ---------------
                                                                3,358,451
                                                              ===============

            The per share weighted-average fair value of stock options granted during fiscal 1998 and 1997 was $1.12 and $1.17, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 54%, and an expected option life of 5 years; 1997-expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 54%, and an expected option life of 5 years.

            The company applies APB Opinion No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its employee and director stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No.123, the Company's net loss to common shareholders and net loss per common share would have been increased to the pro forma amounts indicated below.

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                                  May 31, 1998

(7)         Stock Options and Warrants (continued)

                                           1998                 1997
             Net loss:
              As reported               ($18,421,600)       ($10,629,500)
              Pro forma                 ($18,959,000)       ($11,056,900)
             Net loss per share:
              As reported                     ($2.21)             ($1.38)
              Pro forma                       ($2.24)             ($1.44)

            Pro forma net loss reflects only options granted in fiscal 1996 and thereafter. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to June 1, 1995 was not considered.

            In fiscal 1998, the Company offered to exchange one share of common stock for twenty of its publicly traded warrants. Of the 5,121,468 warrants outstanding at the time, 4,977,280 warrants were exchanged for 248,864 shares of common stock on October 14,1997 and the balance expired unexercised on October 20, 1997. The fair value of the common shares issued approximated the fair value of the exchanged warrants.

            At May 31, 1998, the Company had reserved, authorized and unissued common shares for the following purposes (excluding those for stock options and convertible preferred stock):

                                                                                       Shares of
                                                                                        Common
                                                                         Exercise        Stock        Expiration
                                                                          Price        Issuable
                                                                         ===========================================
             Warrants issued in connection with a convertible
             preferred stock offering                                          $4        287,500      December, 2001

             Warrants issued with private placement                           $2.35      340,000       January, 1999

             Unit purchase options for one share of common stock              $6.60      200,000       October, 1999

             Stock purchase rights sold to underwriter                        $3.71      210,000         May, 2001

                                                                                      ===========
             Total                                                                     1,037,500
                                                                                      ===========

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                                  May 31, 1998

(8)         Income Taxes
            The actual income tax benefit for fiscal 1998 and 1997 differs from the "expected" income tax benefit, computed by applying the U.S. Federal corporate tax rate of 34 percent to loss before income taxes, as follows:

                                                                                         1998                   1997
                                                                                         ----                   ----
             Computed "expected" tax benefit                                            $(2,360,900)        $(2,800,500)
             Increase  in income taxes resulting from:
               Non-deductible expenses                                                       78,200             532,400
               Increase in valuation allowance, primarily due to                                              2,268,100
               Federal net operating loss carryforwards                                   2,282,700
                                                                                      -----------------------------------
             Actual tax benefit                                                             -                    -
                                                                                      ===================================

            The  tax  effects  of  temporary   differences  that  give  rise  to
            significant portions of the deferred tax assets and deferred tax liabilities at May 31, 1998 and 1997, are as follows:

                                                                                        1998                 1997
                                                                                        ----                 ----
            Deferred tax assets:
            Net operating loss carryforwards                                        $8,206,000           $5,946,800
            Allowance for doubtful accounts receivable and returns                      36,900               23,800
            Accrued expenses                                                            19,700               25,800
            Research and development credit carryforward                               127,300              127,800
            Property and equipment depreciation                                         30,900               13,900
            Valuation allowance                                                     (8,420,800)          (6,138,100)
                                                                                   ---------------------------------

                   Net deferred tax asset                                                 --                   --
                                                                                   =================================

            In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or operating losses are carried forward. The Company does not believe that it is more likely than not that it will realize its deferred tax asset and has established a valuation allowance of $8,420,800 and $6,138,100 at May 31, 1998 and 1997, respectively based upon the provisions of Statement of Financial Accounting Standards No. 109, the Company's historical taxable losses and lack of offsetting objective evidence, and that management cannot currently determine whether the Company will generate taxable income during the remainder of the net operating loss carryforward period.

            At May 31, 1998, the Company had available approximately $24,136,000 of tax loss carryforwards, which expire in the years 2009 through 2013. The utilization of certain of these tax loss carryforwards is subject to annual limitations imposed by the Internal Revenue Code
            Section 382 due to the Company's various equity transactions.

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                                  May 31, 1998


(9)         Employee Benefit Plan
            The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code (IRC) that covers substantially all employees of the Company who elect to participate on a voluntary basis. Participants may authorize salary deferral amounts under the plan up to 15 percent of their compensation limited to a maximum amount stipulated in the IRC. The plan also provides for a discretionary Company contribution, which is determined by the Board of Directors. No discretionary Company contributions were made during the years ended May 31, 1998 and 1997.

(10)        Commitments
            Rent expense for operating leases for 1998 and 1997 approximated $317,800 and $204,100, respectively. The Company leases office space under non-cancelable operating leases, which expire at various times through 2003. Minimum future rentals by fiscal year for operating leases with noncancellable terms in excess of one year offset by sublease income are as follows:

            1999 - $211,500
            2000 - $209,000
            2001 - $209,600
            2002 - $229,600
            2003 - $133,500

(11)        Business and Credit Concentrations
            In fiscal 1998 there were three customers that individually comprised more than 10% of revenue and in the aggregate amounted to 52 % of accounts receivable and 45% of total revenues. In 1997 there were no customers that individually comprised more than 10% of revenue.

(12)        Subsequent Events
            On July 24, 1998 the Company consummated a private placement of 1,768,750 unregistered shares of Common Stock, for $1 per share . The net proceeds of the offering were approximately $1,510,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CORNERSTONE INTERNET SOLUTIONS COMPANY

Date:  August 28, 1998                          By:      Edward Schroeder
                                                         ----------------
                                                         Edward Schroeder
                                                         President and
                                                         Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the date indicated.

Name                  Title                                           Date

Andrew Gyenes                                                  August 28, 1998
------------------
Andrew Gyenes         Chairman of the Board

Kenneth Gruber        Vice President, Chief Financial          August 28, 1998
------------------    Officer (Principal Accounting Officer)
Kenneth Gruber

Rino Bergonzi         Director                                 August 28, 1998
------------------
Rino Bergonzi

Peter Gyenes          Director                                 August 28, 1998
------------------
Peter Gyenes

Harrison Weaver       Director                                 August 28, 1998
------------------
Harrison Weaver

                         Consent of Independent Auditors


The Board of Directors
Cornerstone Internet Solutions Company:

We consent to incorporation by reference in the registration statement (No. 333-06780) on Form S-3 and registration statements (No. 33-04038 and No. 33-97208) on Form S-8 of Cornerstone Internet Solutions Company (formerly Enteractive, Inc.) of our report dated August 14, 1998, relating to the consolidated balance sheets of Cornerstone Internet Solutions Company and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, which report appears in the May 31, 1998 annual report on Form 10-KSB of Cornerstone Internet Solutions Company.

Our report dated August 14, 1998, contains an explanatory paragraph that states that the Company has suffered recurring losses from operations and has a working capital deficiency, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.




                                                 KPMG PEAT MARWICK LLP


New York, New York
August 25, 1998