Form 10QSB
period 1998-08-31
CORNERSTONE INTERNET SOLUTIONS CO /DE/
filed 1998-10-15
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 1998


/ /         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

            For the transition period from __________ to _______________

            Commission file number:             1-13360



                     Cornerstone Internet Solutions Company
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                           22-3272662
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                   584 Broadway, Suite 509, New York, NY 10012
                    (Address of Principal Executive Offices)

                                 (212) 343-3920
                (Issuer's Telephone Number, Including Area Code)


            Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES /X/   NO  / /

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                            Number Outstanding
          Title of Class                                  as of August 31, 1998
          --------------                                  ---------------------
    Common Stock, $.01 Par Value                                11,574,895

Transitional Small Business Disclosure Format: Yes / /      No /X/

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1      Financial Statements

            Consolidated Balance Sheets at August 31, 1998
               and May 31, 1998                                              3

            Consolidated Statements of Operations for the
               three month period ended August 31, 1998                      4

            Consolidated Statements of Cash Flows for the
               three month period ended August 31, 1998                      5


            Notes to Financial Statements                                    6

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           8


,
PART II - OTHER INFORMATION
                                                                            Page

Item 1.     Legal Proceedings                                                10

Item 2.     Change in Securities                                             10

Item 3.     Defaults upon Senior Securities                                  10

Item 4.     Submissions of Matters to a Vote by Security Holders             10

Item 5.     Other Information                                                11

Item 6.     Exhibits and Reports on Form 8-K                                 11


SIGNATURES                                                                   12

             Cornerstone Internet Solutions Company and Subsidiaries
                           Consolidated Balance Sheets


                                                                                  Aug. 31           May 31
                                                                                   1998              1998
                                                                                (unaudited)
                                                                                ------------    ------------
ASSETS

Current Assets

      Cash and cash equivalents                                                 $    711,000    $    392,200
      Investments                                                                    125,900         167,400
      Accounts receivable, net                                                       505,700         343,700
      Other Receivables                                                               75,000         100,000
      Prepaid expenses and other                                                     190,600         269,300
                                                                                ------------    ------------
         Total current assets                                                      1,608,200       1,272,600
Affiliation rights, net                                                              212,300         219,200

Property and equipment, net                                                          408,400         485,900

Other                                                                                134,200          69,200
                                                                                ------------    ------------
                                                                                $  2,363,100    $  2,046,900
                                                                                ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

      Accounts payable                                                          $    573,500    $    538,100
      Accrued restructuring expenses                                                  35,700          95,400
      Accrued payroll and related expenses                                           226,400         202,800
      Other accrued expenses                                                         273,400         410,300
      Deferred revenue                                                               138,600           9,300
      Current maturities of long-term debt                                           106,900          99,500
                                                                                ------------    ------------
         Total current liabilities                                                 1,354,500       1,355,400
     Long-term debt                                                                   74,900         106,400
                                                                                ------------    ------------
         Total liabilities                                                         1,429,400       1,461,800
Commitments and contingencies
Stockholders' Equity
    Preferred Stock $.01 par value, 2,000,000
    shares authorized;
                Class A  0 and 340 shares issued and outstanding
                at August 31, 1998, and May 31, 1998.                                   --              --
                Class B 2,000 shares issued and outstanding at August
                31, 1998, and May  31, 1998.                                              20              20
                Class C 6,260 shares issued and outstanding at August
                31,1998, and May 31, 1998.                                               100             100

    Common Stock $.01 par value, 50,000,000 shares authorized;
    11,574,895 and 9,441,117 issued and outstanding at
    August 31, 1998, and May 31, 1998 respectively.                                  115,700          94,400
    Additional paid-in capital                                                    31,800,980      30,222,480
    Unrealized Gain on marketable equity securities                                  125,900         167,400
    Accumulated deficit                                                          (31,109,000)    (29,899,300)
                                                                                ------------    ------------
          Total stockholders' equity                                                 933,700         585,100
                                                                                ------------    ------------
                                                                                $  2,363,100    $  2,046,900
                                                                                ------------    ------------

See notes to consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                         Three months ended August 31
                                                         1998                  1997
                                                         --------------------------

Internet services revenues                                 528,900         142,400
Software licensing and royalty revenue                      38,000          34,500
                                                      ----------------------------
       Total revenues                                      566,900         176,900


Cost of Internet services revenues                       1,091,700         499,000
Marketing and selling expenses                             114,200         799,000
General and administrative expenses                        565,600         566,600
                                                      ----------------------------
       Total costs and expenses                          1,771,500       1,864,600
                                                      ----------------------------


Operating loss                                          (1,204,600)     (1,687,700)

Other income (expense):
      Interest expense                                      (4,400)           --
      Other income/expense                                  (1,200)           --
      Interest income                                          500          53,600
                                                      ----------------------------
Net Loss                                              $ (1,209,700)   $ (1,634,100)
                                                      ----------------------------

Preferred stock dividends and preferences                 (669,600)     (1,952,100)
                                                      ----------------------------
Net loss available to common shareholders             $ (1,879,300)   $ (3,586,200)
                                                      ----------------------------


            Basic and diluted loss per share          $       (.17)   $      (0.47)
                                                      ----------------------------

            Weighted average shares of common stock     10,989,409       7,679,441
                                                      ----------------------------

See notes to consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                  Three Months Ended August 31
                                                                                      1998             1997
                                                                                  ----------------------------

Cash flows from Operating Activities
Net Loss                                                                           $(1,209,700)   $(1,634,100)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                      98,800         46,600
     Stock option consulting expense                                                     6,400           --
Changes in assets and liabilities
     Accounts receivable                                                              (162,000)        11,000
     Other receivables                                                                  25,000         37,300
     Prepaid expenses and other                                                         78,700        (49,800)
     Other assets                                                                      (65,000)         7,500
     Accounts payable                                                                   35,400         23,400
     Accrued expenses                                                                  (94,700)       (53,700)
     Deferred revenue                                                                  129,300        (49,900)
                                                                                    --------------------------
           Net cash used in operating activities                                    (1,157,800)    (1,661,700)

Cash flows from investing activities
      Purchases of property and equipment                                              (14,400)      (227,800)
                                                                                    --------------------------
           Net cash (used in) investing activities                                     (14,400)      (227,800)

Cash flows from financing activities
       Proceeds from private placement                                               1,487,900           --
       Proceeds from exercise of stock options                                          27,200           --
       Principal payments under long-term debt                                         (24,100)          --
                                                                                    --------------------------
            Net cash provided by financing activities                                1,491,000           --
                                                                                    --------------------------
            Net increase (decrease) in cash and cash equivalents                       318,800     (1,889,500)

Cash and cash equivalents
      Beginning of period                                                              392,200      4,952,900
                                                                                    --------------------------
      End of period                                                                $   711,000    $ 3,063,400
                                                                                    --------------------------

See notes to consolidated financial statements

                     CORNERSTONE INTERNET SOLUTIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.          General

            The accompanying, unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and in the opinion of management contain all adjustments, (consisting of only normal recurring entries), necessary to present fairly the financial position of Cornerstone Internet Solutions Company, (the "Company") as of August 31, 1998 and the results of its operations and its cash flows for the three month periods ended August 31, 1998 and August 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The interim financial statements should be read in conjunction with the Company's financial statements and related notes in the May 31, 1998 Annual Report on Form 10-KSB. The results for the three month period ended August 31, 1998 are not necessarily indicative of the results to be obtained for the full year.

2.          Business

            On July 2, 1998, the Company's shareholders ratified a proposal to change the Company?s name from Enteractive, Inc. to Cornerstone Internet Solutions Company. Headquartered in New York, New York, Cornerstone Internet Solutions Company (the "Company") is a provider of business solutions based on Internet technologies. The Company's address is 584 Broadway, Suite 509, New York, NY 10012 and its Internet address is www.crstone.com.

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

            In August 1997, the Company sold its domestic distribution rights, inventory and certain accounts receivable from its interactive multimedia publishing business to a third party.

            On August 14, 1998 the Company entered into a new agreement with the same party and terminated the August 15, 1997 agreement, except with respect to the sale of inventory and accounts receivable and the assignment of the distribution contracts (the "1998 contract"). Under the terms of the 1998 contract, the Company sold all its rights to its multimedia titles and has assigned all third party rights in the titles to the acquirer for $100,000, payable at varying monthly amounts through January 1, 1999. The August 31, 1998 and May 31, 1998 balance sheet caption "Other receivables" reflects the amounts due under the contract.

            On December 4, 1996 the Company through a wholly-owned subsidiary signed multiple market affiliate agreements with USWeb Corporation and paid $625,000 for the right to operate USWeb affiliate offices in New York City, and certain other markets in the Northeast portion of the United States, for a ten-year period. The operation, which has been conducting business as USWeb Cornerstone, provides a full range of Internet and Intranet-based business solutions, including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting and marketing.

            The Company's Internet and Intranet solutions services business commenced operations in the fourth quarter of fiscal 1997, but did not generate revenue until fiscal 1998. The Company is obligated to pay USWeb monthly fees equal in the aggregate to 7% of adjusted gross revenues, as defined, but not less than certain contractual minimum fees. During fiscal 1998, the Company reduced operating expenses by concentrating its development activities in New York City and its marketing activities in the surrounding tri-state area. As a result in the second quarter of fiscal 1998 the Company incurred restructuring expenses of $427,700 for the estimated losses from subleasing the closed offices and related severance costs. In addition in the fourth quarter of fiscal 1998, the Company, with the approval of USWeb surrendered its affiliation rights in certain geographic regions and recorded a write off of $315,000 representing the unamortized portion of the related Affiliation Rights.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. As part of its business plan to enhance liquidity, the Company has reduced its operating expenses, secured approximately $1,487,900 in July 1998 from the sale of common stock in a private placement and is in the process of attempting to increase its revenues and secure a line of credit.

3.          Affiliation Rights

            Fees for affiliation rights were paid to USWeb for the right to join the USWeb network and operate as an affiliate. The fee is being amortized over the 10-year life of the agreement with USWeb. Affiliation rights at August 31, 1998 were net of accumulated amortization of $97,700.

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

            On November 19, 1997 the Company offered to exchange the 4,200,000 Warrants for common stock (the "Exchange Offer"), whereby for each
            2.8 warrants exchanged, the Company issued one share of its Common Stock. In connection with the Exchange Offer the Company received the written consent of the participating preferred shareholders to amend the terms of the Preferred Stock to delay the date when the Preferred Stock can first be converted into Common Stock from May 1, 1998 to July 1, 1999 and modify certain redemption features of the Preferred Stock. Holders of 6,260 shares of preferred stock agreed to the terms of the Exchange Offer. As a result, on February 6, 1998 the Company issued 1,397,323 shares of common stock in exchange for the cancellation of 3,912,500 Warrants. The fair value of the common shares issued approximated the fair value of the canceled warrants. Subsequently the Company redesignated the 6,260 shares of Class A Preferred held by the shareholders who approved the Exchange Offer as Class C Convertible Preferred Stock (Class C Preferred). Such preferred shareholders will receive a dividend at 12% per year of the stated value of the preferred stock for the period from April 30, 1998 and ending the earlier of June 30, 1999 or a redemption date, if any. The dividend is payable in common stock an amounted to $234,700 for the quarter ended August 31, 1998.

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

6.          Class B Convertible Preferred Stock

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

            The conversion rights for the Preferred Stock are: if prior to March 1, 1999 the Company has a private placement or public offering of common stock where the gross proceeds to the Company are in excess of $2,000,000 (the financing), all of the Preferred Stock shall automatically convert into shares of the Company's common stock equal to the aggregate stated value of the Preferred Stock ($2,000,000) divided by the greater of (a) 90% of the per share offering price of the financing or (b) $1.00. Subsequent to March 1, 1999 the Preferred Stock is convertible into shares of common stock equal to the aggregate stated value of preferred shares to be converted divided by $1.00. The maximum number of common shares issuable upon conversion of preferred stock is 2,000,000.

            Based on the market price of the Company's common stock on the date of issuance the Class B Preferred Stock had a non-cash beneficial conversion feature of $2,250,000. The beneficial conversion feature is recognized solely in the calculation of loss per common share over a 14 month period, beginning with the issuance of the preferred stock to March 1999 the first date that conversion can occur. As a result, the net loss to common shareholders includes preferred stock preferences of $434,900 for the quarter ended August 31, 1998.

7.          Private Placement of Common Stock

            On July 24, 1998 the Company consummated a private placement of 1,768,750 unregistered shares of Common Stock, for $1 per share. The net proceeds of the offering were approximately $1,487,900.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Cornerstone Internet Solutions Company and Subsidiaries and Notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

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

Results of Operations - Quarter Ended August 31, 1998 and 1997
Revenues

Internet   services  revenues  Internet  services  revenues  were  $528,900  and
$142,400, in the quarters ended August 31, 1998 and 1997, respectively. The increase in revenues is a result of securing new contracts with customers. The company anticipates that revenues will be impacted in the future by its ability to expand its services in existing accounts and grow its client base.

Expenses

Cost of Internet  Services  Revenues  Cost of Internet  Services  Revenues  were
$1,091,700  and  $499,000,  in the  quarters  ended  August  31,  1998 and 1997, respectively. The increase in cost of Internet services revenues is due to hiring of technical personnel, the third party cost of software and hardware and subcontractors used to fulfill customer contracts. Cost of Internet Services Revenues in the quarter ended August 31, 1998 exceeded Internet services revenues as a result of the Company's decision to retain technical staff in anticipation of securing higher levels of revenue producing contracts. The company expects that as the Company secures additional contracts the cost of revenues, as a percentage of revenues will decrease.

Marketing and Selling Expenses Marketing and Selling expenses were $114,200 and $799,000, in the quarters ended August 31, 1998 and 1997, respectively. The decrease relates to the reduction in sales force and closure of sales offices during the second half of fiscal 1998, a result of the Company's fiscal 1998 decision to centralize its marketing activities in New York City.

General and Administrative Expenses General and administrative expenses were $565,600 and $566,000, in the quarters ended August 31, 1998 and 1997.

Other Income and (Expense) Other income and (expense) were $53,600 and ($5,100) in the quarters ended August 31, 1998 and 1997. The change, an increase in expense of $58,700 results from less interest income in the quarter ended August 31, 1998 due to the Company's lower cash balances than in the quarter ended August 31, 1997.

Income tax benefit No income tax benefit was recorded in the quarters ended August 31, 1998 and August 31, 1997. Using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against its deferred tax asset.

Liquidity and Capital Resources

Since June 1, 1997, the Company's principal sources of capital have been as follows:

            (i) On February 19, 1998, the Company consummated a $2,000,000 private placement resulting in the issuance of 2,000 shares of Class B par value $.01 Convertible Preferred Stock ("Class B Preferred Stock"). Net proceeds to the Company were $ 1,990,800.

            (ii) On July 24, 1998, the Company consummated a private placement of 1,768,750 unregistered shares of Common Stock for $1.00 per share. The net proceeds of the offering were approximately $1,487,900.

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

The Company had cash and cash equivalents of $711,000 and $392,200 at August 31, 1998 and May 31, 1998, respectively. The increase of $318,800 reflects primarily the funding of operating activities - $1,157,800 offset by the private placement described above which yielded $1,487,900.

Capital expenditures were $14,400 and $14,500 in the quarter ended August 31, 1998 and August 31, 1997. The Company anticipates that capital expenditures will increase as revenues increase as a result of equipping staff or contractors to services customers.

The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. The Independent Auditor's report for the fiscal year ended May 31, 1998 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. Based on its current operating plan, the Company believes that its current cash and cash equivalents are not sufficient to meet its operating expenses and working capital requirements. To enhance liquidity, the Company has reduced its operating expenses and secured, in July 1998, approximately $1,487,900 from the sale of common stock in a private placement. In addition, in order to generate additional cash, of which there is no assurance, the Company is attempting to increase its revenues, secure a line of credit, further reduce operating expenses and obtain additional financing. However, the cash generated from these activities, if any may not be sufficient to meet the Company's longer-term cash requirements.

NASDAQ Listing Standards; Possible NASDAQ and Boston Stock Exchange Delisting
In August 1997, the Nasdaq Stock Market ("Nasdaq") enacted new standards for the listing of its member companies on Nasdaq. These standards, which took effect on February 23, 1998, require listed companies to maintain certain financial and corporate governance criterion for continued listing on Nasdaq, including net tangible assets of at least $2,000,000 and a per share price of at least $1.00 per share. As of May 31, 1998, the Company had less than $2,000,000 in net tangible assets and as of August 31, 1998, the Company had $933,700 in net tangible assets. Nasdaq has advised the Company that the Company no longer meets the requirements for continued listing and accordingly the Company was required to provide Nasdaq by September 30, 1998 its proposal for achieving compliance. If Nasdaq determines that the proposal will not warrant continued listing, Nasdaq will issue a Formal Notice of Deficiency and, pending a hearing, the Common Stock will be delisted. The Company may seek to enter a transaction or transactions to raise additional equity capital to ensure that its Common Stock will continue to be listed on the SmallCap Market. There can be no assurances that additional financing will be available to the Company. If the Common Stock is delisted from Nasdaq, trading, if any, in the Common Stock, would then continue to be conducted in the over-the-counter market on the OTC Bulletin Board, an NASD-sponsored inter-dealer quotation system, or in what are commonly referred to as "pink sheets." As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's Common Stock and the trading price of the Company's Common Stock may be adversely affected.

Furthermore, on September 11, 1998, the Company received a letter from the Boston Stock Exchange informing the Company that it believed the Company may no longer met the Boston Stock Exchange's minimum shareholder's equity maintenance requirement of $500,000. The Company is required to submit a written response to the Boston Stock Exchange by the close of trading on October 12, 1998, indicating that such deficiency has been cured or explaining when and how such deficiency will be cured. If the Company cures such deficiency and fails to provide the requested response, or, in the event the Company is unable to cure the deficiency and submits a plan to cure the deficiency, if the Boston Stock Exchange determines that the Company's response does not provide the necessary details relating to its plans to cure the deficiency, trading in the Company's Common Stock could be suspended on the Boston Stock Exchange and such Common Stock could be delisted.

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

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies, including customers and potential customers of the Company, may need to be upgraded to comply with such "Year 2000" requirements. The Company is closely monitoring the progress the developers of the software the Company utilizes in many of its customer projects i.e. Microsoft Corporation, as well as the developers of the software utilized in internal systems are making towards ensuring that the products the Company utilizes are Year 2000 compliant. The Company believes that its internal systems and third party software incorporated into client solutions will be Year 2000 compliant. Failure to provide Year 2000 compliant business solutions and software to its customers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company?s costs to ensure that internal systems and software acquired for integration into client business solutions are Year 2000 compliant has not been and is not expected to become significant.

Further, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company.

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

Item 1.     Legal Proceedings

None

Item 2.     Change in Securities

On July 24, 1998 the Company consummated a private placement of 1,768,750 unregistered shares of Common Stock, for $1 per share. The net proceeds of the offering were approximately $1,487,900. The sale was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933 as amended. The Company engaged a placement agent in connection with the private placement.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submissions of Matters to a Vote Security Holders

On July 2, 1998, the Company held its annual meeting of Stockholders (the "Annual Meeting"). As of May 13, 1998, the record date for the Annual Meeting (the "Record Date"), there were outstanding 9,435,016 shares of Common Stock. In addition, as of the Record Date, there were outstanding an aggregate of 6,720 shares of Class A Preferred Stock and Class C Preferred Stock and 2,000 shares of Class B Preferred Stock. Holders of each share of Common Stock are entitled to one vote for each share held on all matters. The Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock are sometimes collectively referred to herein as Preferred Stock with respect to the Annual Meeting. Holders of each share of Class A and Class C Preferred Stock were entitled to approximately 1,025 votes per share, aggregating 6,885,246 votes, and holders of each share of Class B Preferred Stock were entitled to 1,000 votes per share, aggregating 2,000,000 votes. For information with respect to the redemption of the Class A Preferred Stock and the conversion rights of the Class B Preferred Stock and the Class C Preferred Stock see Notes 5 and 6 of Notes to Consolidated Financial Statements.

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

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

None

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CORNERSTONE INTERNET SOLUTIONS COMPANY
                                          -----------------
                                          (Registrant)

            Date October 14, 1998         /s/ Kenneth Gruber
                                          ------------------------------
                                          Kenneth Gruber
                                          Chief Financial Officer and
                                          Principal Accounting Officer