Form 10QSB
period 1998-11-30
CORNERSTONE INTERNET SOLUTIONS CO /DE/
filed 1999-01-14
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                For the quarterly period ended November 30, 1998


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


                             584 Broadway Suite 509
                    (Address of Principal Executive Offices)

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

YES / X /   NO  /  /

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                            Number Outstanding
      Title of Class                                     as of November 30, 1998
      --------------                                     -----------------------
Common Stock, $.01 Par Value                                  11,574,895

Transitional Small Business Disclosure Format: Yes / /      No /X/

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1     Financial Statements

           Consolidated Balance Sheets at November 30, 1998
           and May 31, 1998                                                   3

           Consolidated Statements of  Operations for the
           three month and six-month periods ended November 30, 1998
           and November 30, 1997.                                           4,5

           Consolidated Statements of Cash Flows for the for
           the six-month periods ended November 30, 1998 and
           November 30, 1997.                                                 6

           Notes to Financial Statements                                      7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                9


,
PART II - OTHER INFORMATION
                                                                            Page

Item 1.    Legal Proceedings                                                 12

Item 2.    Change in Securities                                              12

Item 3.    Defaults upon Senior Securities                                   12

Item 4.    Submissions of Matters to a Vote by Security Holders              12

Item 5.    Other Information                                                 12

Item 6.    Exhibits and Reports on Form 8-K                                  12


SIGNATURES                                                                   13

             Cornerstone Internet Solutions Company and Subsidiaries
                           Consolidated Balance Sheets


                                                                                   November 30                    May 31
                                                                                      1998                         1998
ASSETS                                                                             (unaudited)
                                                                                --------------------------------------------------
Current Assets
      Cash and cash equivalents                                                      1,751,800                   $       392,200
      Investments                                                                      365,800                           167,400
      Accounts receivable, net                                                         769,800                           343,700
      Other Receivables                                                                 60,800                           100,000
      Prepaid expenses and other                                                       112,200                           269,300
                                                                                --------------------------------------------------
         Total current assets                                                        3,060,400                         1,272,600
Affiliation rights, net                                                                205,400                           219,200
Property and equipment, net                                                            378,500                           485,900
Other                                                                                  106,300                            69,200
                                                                                ----------------                 -----------------
                                                                                  $  3,750,600                   $     2,046,900
                                                                                ----------------                 -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                                            $    509,500                   $       538,100
      Accrued restructuring expenses                                                    31,000                            95,400
      Accrued payroll and related expenses                                             345,100                           202,800
      Other accrued expenses                                                           365,300                           410,300
      Deferred revenue                                                                   3,300                             9,300
      Current maturities of long-term debt                                             106,900                            99,500
                                                                                ----------------                 -----------------
         Total current liabilities                                                   1,361,100                         1,355,400
     Long-term debt                                                                     50,300                           106,400
                                                                                ----------------                 -----------------
         Total liabilities                                                           1,411,400                         1,461,800
Stockholders' Equity
    Preferred Stock $.01 par value, 2,000,000 shares
    authorized;
            Class A  0 and 340 shares issued and outstanding at
November 30,1998 and May 31, 1998.                                                          -                                  -

            Class B  2,000 shares issued and outstanding at
November  30,1998, and May 31, 1998                                                         20                                20

            Class C 540 and 6,260 shares issued and outstanding at
November 30, 1998, and May 31, 1998.                                                        10                               100

            Class D 7320 and 0 shares issued and outstanding at
November 30, 1998, and May 31, 1998 with a liquidating
preference of $1,375 per share.                                                            100                                 -

Common Stock $.01 par value, 50,000,000 shares authorized;
11,574,895 and 9,441,117 issued and outstanding at November 30,
1998, and May 31, 1998 respectively.                                                   115,700                            94,400
    Additional paid-in capital                                                      33,777,270                        30,222,480
    Unrealized Gain on marketable equity securities                                    365,800                           167,400
    Accumulated deficit                                                            (31,919,700)                      (29,899,300)
                                                                                --------------                     -------------
          Total stockholders' equity                                                 2,339,200                           585,100
                                                                                --------------                     -------------

                                                                                $    3,750,600                     $   2,046,900
                                                                                --------------                     -------------

See notes to consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                 Three months ended November 30
                                                                               1998                          1997
                                                                        --------------------------------------------

Internet services revenues                                               $1,004,600                      $376,000
Software licensing and royalty revenue                                            -                        98,000
                                                                        -----------------------------------------
       Total revenues                                                     1,004,600                       474,000


Cost of Internet services revenues                                        1,146,300                       803,400
Cost of licensing and royalty revenue                                             -                        22,200
Marketing and selling expenses                                              144,400                       953,500
General and administrative expenses                                         513,300                       492,400
Restructuring expenses                                                            -                       427,700
                                                                        -----------------------------------------
       Total costs and expenses                                           1,804,000                     2,699,200
                                                                        =========================================


Operating loss                                                             (799,400)                   (2,225,200)
                                                                        -----------------------------------------

Other income (expense):
      Interest expense                                                       (4,700)                       (3,400)
      Other income/expense                                                   (6,400)                            -
      Interest income                                                             -                        25,400
                                                                        -----------------------------------------
Net Loss                                                                   (810,500)                 $ (2,203,200)
                                                                        ==========================================

Preferred stock dividends and preferences                                  (511,100)                   (2,608,700)
                                                                        ------------------------------------------
Net loss  to common shareholders                                        $(1,321,600)                 $ (4,811,900)
                                                                        ===========================================

            Basic and diluted loss per share                            $      (.11)                 $       (.61)
                                                                        ============================================

            Weighted average shares of common stock                      11,574,895                     7,828,751
                                                                        ============================================


See notes to consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)


                                                                                  Six months ended November 30
                                                                                         1998                          1997
                                                                         -----------------------------------------------------

Internet services revenues                                                         $1,533,500                      $518,300
Software licensing and royalty revenue                                                 38,000                       132,400
                                                                         --------------------------------------------------
       Total revenues                                                               1,571,500                       650,700
                                                                         --------------------------------------------------

Cost of Internet services revenues                                                  2,238,000                     1,302,400
Cost of licensing and royalty revenue                                                       -                        22,200
Marketing and selling expenses                                                        258,500                     1,752,500
General and administrative expenses                                                 1,078,900                     1,058,800
Restructuring expenses                                                                      -                       427,700
                                                                         --------------------------------------------------
       Total costs and expenses                                                     3,575,400                     4,563,600
                                                                         --------------------------------------------------

Operating loss                                                                     (2,003,900)                   (3,912,900)
                                                                         --------------------------------------------------

Other income (expense):
      Interest expense                                                                 (8,800)                      (3,400)
      Other income/expense                                                             (7,700)                           -
      Interest income                                                                       -                       78,900
                                                                         -------------------------------------------------
Net Loss                                                                          $(2,020,400)                  $(3,837,400)
                                                                         ==================================================

Preferred stock dividends and preferences                                          (1,180,500)                   (4,560,800)
                                                                         --------------------------------------------------
Net loss to common shareholders                                                    (3,200,900)                  $(8,398,200)
                                                                         ===================================================


            Basic and diluted loss per share                                      $     (0.28)                  $     (1.08)
                                                                         ===================================================

            Weighted average shares of common stock                                11,282,152                     7,754,096
                                                                         ==================================================


See notes to consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                              Six Months Ended November 30
                                                                                             1998                       1997
                                                                                 ------------------------------------------------

Cash flows from Operating Activities
Net Loss                                                                                 $(2,020,400)              $(3,837,400)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                           144,400                   109,400
     Stock option consulting expense                                                          12,800
Changes in assets and liabilities
     Accounts receivable                                                                    (426,100)                   (7,800)
     Other receivables                                                                        39,200                    80,100
     Prepaid expenses and other                                                              157,100                  (131,400)
     Other assets                                                                            (37,100)                  (57,800)
     Accounts payable                                                                        (28,600)                  128,000
     Accrued expenses                                                                        111,200                   230,400
     Deferred revenue                                                                         (6,000)                  (69,500)
                                                                                 ------------------------------------------------
           Net cash used in operating activities                                          (2,053,500)               (3,556,000)

Cash flows from investing activities
      Purchases of property and equipment                                                    (23,200)                 (428,700)
                                                                                 ------------------------------------------------
           Net cash (used in) investing activities                                           (23,200)                 (428,700)

Cash flows from financing activities
       Proceeds from private placements                                                    3,457,800                         -
       Proceeds from exercise of stock options                                                27,200                   214,500
       Proceeds from sale and leaseback of equipment                                               -                   168,800
       Principal payments under long-term debt                                               (48,700)                        -
                                                                                 ------------------------------------------------
            Net cash provided by financing activities                                      3,436,300                   383,300
                                                                                 ------------------------------------------------
            Net increase (decrease) in cash and cash equivalents                           1,359,600                (3,601,400)

Cash and cash equivalents
      Beginning of period                                                                    392,200                 4,952,900
                                                                                 ------------------------------------------------
      End of period                                                                       $1,751,800                $1,351,500
                                                                                 ================================================

See notes to consolidated financial statements

                     CORNERSTONE INTERNET SOLUTIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         General

         The accompanying, unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and in the opinion of management contain all adjustments (consisting of only normal recurring entries) necessary to present fairly the financial position of Cornerstone Internet Solutions Company (the "Company"), as of November 30, 1998 and the results of its operations and its cash flows for the three and six month periods ended November 30, 1998 and November 30, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The interim financial statements should be read in conjunction with the Company's financial statements and related notes in the May 31, 1998 Annual Report on Form 10-KSB. The results for the three and six month periods ended November 30, 1998 are not necessarily indicative of the results to be obtained for the full year.

2.       Business

         On July 2, 1998, the Company's shareholders ratified a proposal to change the Company's name from Enteractive, Inc. to Cornerstone Internet Solutions Company. Headquartered in New York, New York, the Company is a provider of business solutions based on Internet technologies. The Company's address is 584 Broadway, Suite 509, New York, NY 10012 and its Internet address is www.crstone.com

         In August  1997,  the Company sold its  domestic  distribution  rights,
         inventory  and  certain   accounts   receivable  from  its  interactive
         multimedia publishing business to a third party.

         On August 14, 1998, the Company entered into a new agreement with the same party and terminated the August 15, 1997 agreement, except with respect to the sale of inventory and accounts receivable and the assignment of the distribution contracts (the "1998 contract"). Under the terms of the 1998 contract, the Company sold all its rights to its multimedia titles and has assigned all third party rights in the titles to the acquirer for $100,000, payable at varying monthly amounts through January 1, 1999. The November 30, 1998 and May 31, 1998 balance sheet caption "Other receivables" reflects the amounts due under the contract.

         On December 4, 1996 the Company through, a wholly-owned subsidiary, signed multiple market affiliate agreements with USWeb Corporation ("USWeb") and paid $625,000 for the right to operate USWeb affiliate offices in New York City, and certain other markets in the Northeast portion of the United States, for a ten-year period. The operation, which has been conducting business as USWeb Cornerstone, provides a full range of Internet and Intranet-based business solutions, including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting and marketing.

         The Company is obligated to pay USWeb monthly fees equal in the aggregate to 7% of adjusted gross revenues, as defined, but not less than certain contractual minimum fees. During fiscal 1998, the Company reduced operating expenses by concentrating its development activities in New York City and its marketing activities in the surrounding tri-state area. As a result, in the second quarter of fiscal 1998, the Company incurred restructuring expenses of $427,700 for the estimated losses from subleasing the closed offices and related severance costs. In addition, in the fourth quarter of fiscal 1998, the Company, with the approval of USWeb surrendered its affiliation rights in certain geographic regions and recorded a write off of $315,000 representing the unamortized portion of the related Affiliation Rights.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. As part of its business plan to enhance liquidity, the Company has reduced its operating expenses, secured approximately $1,970,000 in November 1998 from the sale of preferred stock in a private placement, and $1,487,900 in July 1998 from the sale of common stock in a private placement and is in the process of attempting to increase its revenues and secure a line of credit. However, the Company has no agreements, commitments or understandings with respect to a line of credit and there can be no assurance that the Company will be able to increase its revenues.

3.       Affiliation Rights

         Fees for affiliation rights were paid to USWeb for the right to join the USWeb network and operate as an affiliate. The fee is being amortized over the 10-year life of the agreement with USWeb. Affiliation rights at November 30, 1998 were net of accumulated amortization of $104,600 and the $315,000 write off described above.

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

5.       Convertible Preferred Stock Class D

         On November 10, 1998 the Company raised $2,000,000 (approximately $1,970,000, net of related expenses) through a private placement of 1,600 shares of Class D Convertible Preferred Stock (Class D Preferred Stock) at a purchase price of $1,250 per share. The holders of Class D Preferred Stock have the right, at any time commencing after the earlier of (I) June 30, 2000 or (II) if the closing price of the Common Stock shall have been at least $1.50 per share (subject to adjustment in the event of a subdivision or combination of the shares of Common Stock) on 15 trading days during any 20-consecutive trading day period, to convert each share of Class D Preferred Stock into such whole number of shares of Common Stock equal to the aggregate stated value of the Class D Preferred Stock to be converted divided by $1.00, subject to adjustment. Each share of Class D Preferred Stock has a liquidating preference (subject to the liquidation preference of the Class C Preferred Stock) equal to the product of 1.1 and the stated value of $1,250. The Class D Preferred Stock is entitled to vote on all matters submitted to the holder of the Company's Common Stock, at 1,250 votes per share, pays no dividends and is not redeemable.

6. Convertible Preferred Stock Class A and C On December 12, 1996 the Company completed a private placement of 84 units, each consisting of 80 shares of Class A Convertible Preferred Stock (Class A Preferred) and 50,000 common stock purchase warrants to purchase in the aggregate 4,200,000 shares of Common Stock at an exercise price of $4.00 per share and expiring December 13, 2001(the "Warrants"). Proceeds were approximately $7,869,100, net of related expenses of $531,000. The Class A Preferred Stock has a stated value of $1,250 per share.

         On November 19, 1997 the Company offered to exchange the 4,200,000 Warrants for common stock (the "Exchange Offer"), whereby for each 2.8 warrants exchanged, the Company issued one share of its Common Stock. In connection with the Exchange Offer the Company received the written consent of the participating preferred shareholders to amend the terms of the Class A Preferred Stock to delay the date when the Class A Preferred Stock can first be converted into Common Stock from May 1, 1998 to July 1, 1999 and modify certain redemption features of the Preferred Stock. Holders of 6,260 shares of Preferred Stock agreed to the terms of the Exchange Offer. As a result, on February 6, 1998 the Company issued 1,397,323 shares of Common Stock in exchange for the cancellation of 3,912,500 Warrants. The fair value of the Common Stock issued approximated the fair value of the canceled Warrants. Subsequently the Company redesignated the 6,260 shares of Class A Preferred held by the shareholders who approved the Exchange Offer as Class C Convertible Preferred Stock (Class C Preferred). Such preferred shareholders will receive a dividend at 12% per year of the stated value of the Preferred Stock for the period from April 30, 1998 and ending the earlier of June 30, 1999 or a redemption date, if any. In accordance with the terms of the exchange offer discussed below, all dividends associated with Class C Preferred Stock exchanged were relinquished. Dividends are payable in common stock and for those Class C Preferred shares outstanding after the exchange offer amounted to $41,000 for the six months ended November 30, 1998.

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

         In October 1998 the Company offered to exchange one share of its "Class D Preferred Stock" for one share of Class C Preferred Stock. There were 6,260 shares of Class C Preferred Stock outstanding at the time of the offer. On November 25, 1998 the Company issued 5,720 shares of Class D Preferred Stock in exchange for a like amount of Class C Preferred Stock pursuant to the exchange offer.

7.       Class B Convertible Preferred Stock
         On February 19, 1998, the Company consummated a $2,000,000 private placement resulting in the issuance of 2,000 shares of Class B par value $.01 Convertible Preferred Stock (Class B Preferred Stock). Net proceeds to the Company were $1,990,800. The Class B Preferred Stock, with a stated value of $1,000 per share, was entitled to vote on all matters submitted to holders of the Company's common stock, at 1,000 votes per share, paid no dividends and was not redeemable.

         On December 7, 1998 the Company issued 1,600 shares of Class D Preferred Stock in exchange for all the outstanding Class B Preferred Stock. The exchange was the result of the Company's offer, which provided that one share of its Class B Convertible Preferred Stock could be exchanged for .8 shares of Class D Convertible Preferred Stock.

         Based on the market price of the Company's Common Stock on the date of issuance the Class B Preferred Stock had a non-cash beneficial conversion feature of $2,250,000. The beneficial conversion feature is recognized solely in the calculation of loss per common share over a 14 month period, beginning with the issuance of the Class B Preferred Stock to March 1999 (the first date that conversion could have occurred). As a result, the net loss to common shareholders includes preferred stock preferences of $511,100 and $946,000 for the three and six months ended November 30, 1998.

8.       Private Placement of Common Stock
         On July 24, 1998 the Company consummated a private placement of 1,768,750 unregistered shares of Common Stock, for $1 per share. The net proceeds of the offering were approximately $1,487,900.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
         The discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Cornerstone Internet Solutions
         Company and Subsidiaries and Notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

Results of Operations - Six Months Ended November 30, 1998 and 1997
Revenues
Internet services revenues Internet services revenues were $1,533,500 and $518,300 in the six months ended November 30, 1998 and 1997, respectively. The increase in revenues is a result of securing new contracts with customers. The Company anticipates that revenues will be impacted in the future by its ability to expand its services in existing accounts and grow its client base. There were two customers that individually comprised more than 10% of revenue and in the aggregate amounted to 38% of accounts receivable and 46% of total revenues for the six months ended November 30, 1998. The loss of either of these customers would have a material adverse effect on the results of operations of the Company.

Software licensing and royalty revenue Software licensing and royalty revenue were $38,000 and $132,400 in the six months ended 1998 and 1997, respectively. The decrease reflects the Company's decision to concentrate on the design, development and implementation of business systems using Internet technologies and discontinue the publishing of interactive CD-Rom titles.

Expenses
Cost of Internet Services Revenues Cost of Internet Services Revenues were $2,238,000 and $1,302,400, in the six months ended November 30, 1998 and 1997, respectively. Cost of Internet Services Revenues in the six months ended
November 30, 1998 exceeded Internet services revenues as a result of the Company's need to supplement staff with consultants who had specific skills necessary to fulfill customer projects and the Company's decision to build its development capability to secure customer contracts. The Company expects that as it secures additional contracts, the cost of revenues as a percentage of revenues will decrease.

Cost of licensing and royalty revenue Cost of licensing and royalty revenue were $0 and $22,200 in the six months ended November 30, 1998 and 1997, respectively. The reduction results from the Company's decision to discontinue the publishing of interactive CD-Rom titles.

Marketing and Selling Expenses Marketing and Selling expenses were $258,500 and $1,752,500, in the six months ended November 30, 1998 and 1997, respectively. The 85% decrease relates to the reduction in sales force and closure of sales offices during the second half of fiscal 1998, a result of the Company's fiscal 1998 decision to centralize its marketing activities in New York City.

General and Administrative Expenses General and administrative expenses were $1,078,900 and $1,058,800 in the six months ended November 30, 1998 and 1997 respectively.

Restructuring expenses The Company incurred restructuring expenses of $427,700 during the six month period ending November 30, 1997 for the estimated losses from subleasing the closed sales offices and related severance costs. The subsequent expenditures have been consistent with the original accrued amounts.

Other Income and (Expense) Other income and (expense) was $(16,500) and $75,500 in the six months ended November 30, 1998 and 1997, respectively. The Company derived less interest income in the six months ended November 30, 1998 due to the Company's lower cash balances.

Income tax benefit No income tax benefit was recorded in the six months ended November 30, 1998 and November 30, 1997. Using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against its deferred tax asset.

Quarterly results
The Company expects its quarterly results to vary significantly in the future. The number of customer contracts signed and the ability of the solutions to be readily implemented by the development staff significantly influence revenues. Further market acceptance of the Company's offerings is dependent on (1) the growth and utilization of the Internet as a medium for commerce, (2) the success of USWeb in establishing and positioning the USWeb brand in the territories where the Company operates (3) the degree of market acceptance of the Company's offerings and (4) the success of offerings by competitors. The Company does not expect seasonal factors to be a significant influence on revenues.

Results of Operations -Quarter Ended November 30, 1998 and 1997
Revenues
Internet services revenues Internet services revenues were $1,004,600 and $376,000, in the quarters ended November 30, 1998 and 1997, respectively. The increase in revenues is a result of securing new contracts with customers. The Company anticipates that revenues will be impacted in the future by its ability to expand its services in existing accounts and grow its client base. There was one customer that individually comprised more than 10% of revenue and in the aggregate amounted to 30% of accounts receivable and 27% of total revenues for the three months ended November 30, 1998. The loss of this customer would have a material adverse effect on the results of operations of the Company.

Expenses
Cost of Internet Services Revenues Cost of Internet Services Revenues were $1,146,300 and $1,272,800, in the quarters ended November 30, 1998 and 1997, respectively. Cost of Internet Services Revenues in the quarter ended November 30, 1998 exceeded Internet services revenues as a result of the Company's need to supplement staff with consultants who had specific skills necessary to fulfill customer projects. The Company expects that as it secures additional contracts the cost of revenues as a percentage of revenues will decrease. Cost of Internet Services revenues was 114% and 339% of related revenues in the quarters ended November 30, 1998 and 1997, respectively.

Marketing and Selling Expenses Marketing and Selling expenses were $144,400 and $953,500, in the quarters ended November 30, 1998 and 1997, respectively. The 85% decrease relates to the reduction in sales force and closure of sales offices during the second half of fiscal 1998, a result of the Company's fiscal 1998 decision to centralize its marketing activities in New York City.

General and Administrative Expenses General and administrative expenses were $513,300 and $492,400 in the quarters ended November 30, 1998 and 1997, respectively.

Restructuring Expenses The Company incurred restructuring expenses of $427,700 during the three month period ending November 30, 1997 for the estimated losses from subleasing the closed sales offices and related severance costs. The subsequent expenditures have been consistent with the original accrued amounts.

Other Income and (Expense) Other income and (expense) was ($11,100) and $ 22,000 in the quarters ended November 30, 1998 and 1997 respectively. The Company recorded $25,000 less interest income in the quarter ended November 30, 1998 due to the Company's lower cash balances than in the quarter ended November 30, 1997.

Income tax benefit No income tax benefit was recorded in the quarters ended November 30, 1998 and November 30, 1997. Using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against its deferred tax asset.

Liquidity and Capital Resources
Since June 1, 1997, the Company's principal sources of capital have been as follows:

      (i) On February 19, 1998, the Company consummated a $2,000,000 private placement resulting in the issuance of 2,000 shares of Class B Preferred Stock . Net proceeds to the Company were $ 1,990,800.

      (ii) On July 24, 1998, the Company consummated a private placement of 1,768,750 unregistered shares of Common Stock for $1.00 per share. The net proceeds of the offering were approximately $1,487,900.
                                       10

      (iii) On November 10, 1998, the Company consummated a private placement of 1,600 shares of newly created Class D Preferred Stock for $1,250 per share. Net proceeds to the Company were approximately $1,970,000.

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

The Company had cash and cash equivalents of $1,751,800 and $392,200 at November 30, 1998 and May 31, 1998, respectively. The increase of $1,359,600 reflects primarily the private placements described above which yielded $3,457,800 partially offset by the funding of operating activities ($2,053,500) and payments of long term debt of $48,700. Capital expenditures were $23,200 and $428,700 in the six months ended November 30, 1998 and 1997. The Company anticipates that capital expenditures will increase as revenues increase as a result of equipping staff or contractors to service customers.

The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. The Independent Auditor's report for the fiscal year ended May 31, 1998 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. As part of its business plan to enhance liquidity, the Company has reduced its operating expenses, secured in July 1998 and November 1998 approximately $1,487,900 and $1,970,000, respectively from the sale of common stock and preferred stock in two seperate private placements and is continuing its activities designed to increase its revenues. However, these funds may not be sufficient to meet the Company's longer-term cash requirements for operations. Based on management's assessment of the demand for Internet based professional services, the Company may significantly alter the level of expenses. Management believes that based on funds on hand at November 30, 1998 and anticipated revenues operations can continue until at least thru the end of the current fiscal year.

NASDAQ Listing Standards; Possible NASDAQ Delisting. In August 1997, the Nasdaq Stock Market ("Nasdaq") enacted new standards for the listing of its member companies on Nasdaq. These standards, which took effect on February 23, 1998, require listed companies to maintain certain financial and corporate governance criterion for continued listing on Nasdaq, including net tangible assets of at least $2,000,000 and a per share price of at least $1.00 per share. As of November 30, 1998 the Company had $2,339,200 in net tangible assets. Nasdaq had advised the Company that based on the tangible net worth reported at August 31, 1998 of $933,700 the Company no longer met the requirements for continued listing. The Company had a hearing with Nasdaq on January 7, 1999 to determine whether the Company Common Stock should be delisted. Nasdaq has not reached a detemination as of the date of this filing. The determination could be to continue listing. However, Nasdaq may determine that the Company's plans will not warrant continued listing; in such event, Nasdaq will issue a Formal Notice of Deficiency and the Common Stock will be delisted. If the Common Stock is delisted from Nasdaq, trading, if any, in the Common Stock, would then continue to be conducted in the over-the-counter market on the OTC Bulletin Board, an NASD-sponsored inter-dealer quotation system, or in what are commonly referred to as "pink sheets." As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's Common Stock and the trading price of the Company's Common Stock may be adversely affected.


New Accounting Pronouncement
The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for derivative Instruments and Hedging Activities" in fiscal year 2000, for which the Company is presently assessing its impact on the consolidated financial statements, if any.

Year 2000 Compliance
Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies, including customers and potential customers of the Company, may need to be upgraded to comply with such "Year 2000" requirements. The Company is closely monitoring the progress the developers of the software the Company utilizes in many of its customer projects i.e. Microsoft Corporation, as well as the developers of the software utilized in internal systems are making towards ensuring that the products the Company utilizes are Year 2000 compliant. The Company believes that its internal systems and third party software incorporated into client solutions will be Year 2000 compliant. Failure to provide Year 2000 compliant business solutions and software to its customers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's costs to ensure that internal systems and software acquired for integration into client business solutions are Year 2000 compliant has not been and is not expected to become significant. The Company has not implemented any contingency plans if it fails to become year 2000 compliant.
                                       11

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

Item 1.     Legal Proceedings

None

Item 2.     Change in Securities

On November 10, 1998 the Company consummated a private placement of 1,600 shares of Class D Preferred Stock Stock for $1,250 per share. The net proceeds of the offering were approximately $1,970,000. The sale was made pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933 as amended. The Company did not engage a placement agent in connection with the private placement. For a further description of the terms of the Class D Preferred Stock and the private placement, please see Note 6 of Notes to Consolidated Financial Statements.

In  October  1998 the  Company  offered  to  exchange  one  share of its Class D
Convertible Preferred Stock (the "Class D Preferred Stock") for one share of Class C Convertible Preferred Stock. There were 6,260 shares of Class C Preferred Stock outstanding at the time of the offer. On November 25, 1998 the Company issued 5,720 shares of Class D Preferred Stock in exchange for a like amount of Class C Preferred Stock.

On December 7, 1998 the Company issued 1,600 shares of Class D Preferred Stock in exchange for all the outstanding Class B Preferred Stock. The exchange was the result of the Company's offer, which provided that one share of its Class B Convertible Preferred Stock could be exchanged for .8 shares of Class D Convertible Preferred Stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submissions of Matters to a Vote Security Holders

None

Item 5.     Other Information

            On January 8th, 1999, Ken Gruber, the Chief Financial Officer of the Company left to pursue other interests. Until a new CFO is named, Ed Schroeder, CEO will be the Company's principal financial officer.

Item 6.     Exhibits and Reports on Form 8-K

            Exhibit 27-       Financial Data Schedule

            Exhibit 4.14-     Certificate  of  Designations,   Preferences,  and
                              other  Rights  and   Qualifications   of  Class  D
                              Preferred Stock.

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

                                    CORNERSTONE INTERNET SOLUTIONS COMPANY
                                    -----------------
                                    (Registrant)

Date January 8, 1999                /S/ Kenneth Gruber
                                    ------------------------------
                                    Kenneth Gruber
                                    Chief Financial Officer and
                                    Principal Accounting Officer