Form 10QSB
period 1999-02-28
CORNERSTONE INTERNET SOLUTIONS CO /DE/
filed 1999-04-14
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                For the quarterly period ended February 28, 1999


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

YES / X /   NO  /  /

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                         Number Outstanding
         Title of Class                                  as of February 28, 1999
         --------------                                  -----------------------
      Common Stock, $.01 Par Value                           12,831,620

Transitional Small Business Disclosure Format: Yes / /      No /X/

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                           Page
Item 1    Financial Statements

          Consolidated Balance Sheets at February 28, 1999 and
          May 31, 1998.                                                       3

          Consolidated Statements of  Operations for the three month and nine-month periods ended February 28, 1999
          and February 28, 1998.                                            4,5

          Consolidated Statements of Cash Flows for the nine-month
          periods ended February 28, 1999 and February 28, 1998.              6

          Notes to Financial Statements                                       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                                9


PART II - OTHER INFORMATION
                                                                           Page

Item 1.   Legal Proceedings                                                  12

Item 2.   Change in Securities and Use of Proceeds                           12

Item 3.   Defaults upon Senior Securities                                    12

Item 4.   Submissions of Matters to a Vote by Security Holders               12

Item 5.   Other Information                                                  12

Item 6.   Exhibits and Reports on Form 8-K                                   12


SIGNATURES                                                                   13

             Cornerstone Internet Solutions Company and Subsidiaries
                           Consolidated Balance Sheets


                                                                                February 28                            May 31
                                                                                   1999                                 1998
ASSETS                                                                          (unaudited)
                                                                             -------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                     $ 1,182,805                        $      392,200
  Investments                                                                       607,285                               167,400
  Accounts receivable, net                                                        1,144,418                               343,700
  Other receivables                                                                  20,587                               100,000
  Prepaid expenses and other                                                        107,277                               269,300
                                                                             -------------------------------------------------------
    Total current assets                                                         3,062,372                              1,272,600
Affiliation rights, net                                                            198,542                                219,200
Property and equipment, net                                                        347,131                                485,900
Other                                                                              105,920                                 69,200
                                                                             --------------------            -----------------------
                                                                                $3,713,965                      $       2,046,900
                                                                             --------------------            -----------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                              $  509,243                      $         538,100
  Accrued restructuring expenses                                                    27,535                                 95,400
  Accrued payroll and related expenses                                             130,289                                202,800
  Other accrued expenses                                                           329,769                                410,300
  Deferred revenue                                                                       -                                  9,300
  Current maturities of long-term debt                                              81,779                                 99,500
                                                                             --------------------            -----------------------
     Total current liabilities                                                    1,078,615                             1,355,400
Long-term debt                                                                       50,298                               106,400
                                                                             --------------------           ------------------------
     Total liabilities                                                            1,128,913                             1,461,800
Stockholders' Equity
  Preferred Stock $.01 par value, 2,000,000 shares
  authorized;
  Class A  0 and 340 shares issued and outstanding at
  February 28, 1999 and May 31, 1998.                                                     -                                     -


     Class B   0 and 2,000 shares issued and outstanding at
  February 28, 1999, and May 31, 1998.                                                    -                                    20


     Class C 540 and 6,260 shares issued and outstanding at
  February 28, 1999, and May 31, 1998.                                                    5                                   100

     Class D 8,120 and 0 shares issued and outstanding at                                81                                     -
  February 28, 1999, and May 31, 1998 with a liquidating
  preference of $1,375 per share.

  Common Stock $.01 par value, 50,000,000 shares authorized;
  12,831,620 and 9,441,117 issued and outstanding at February 28,
  1999, and May 31, 1998 respectively.                                              128,316                                94,400
  Additional paid-in capital                                                     34,363,478                            30,222,480
  Unrealized gain on marketable equity securities                                   607,285                               167,400
  Accumulated deficit                                                           (32,514,113)                          (29,899,300)
                                                                             --------------------               --------------------
     Total stockholders' equity                                                   2,585,052                               585,100
                                                                             --------------------               --------------------

                                                                                $ 3,713,965                      $      2,046,900
                                                                             --------------------               --------------------

See notes to consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)


                                                                             Three months ended February 28
                                                                           1999                          1998
                                                           ------------------------- ---------------------------

Internet services revenues                                             $835,839                      $426,200
Software licensing and royalty revenue                                        -                        74,000
                                                           ------------------------- ---------------------------
       Total revenues                                                   835,839                       500,200


Cost of internet services revenues                                      891,337                       617,000
Cost of licensing and royalty revenue                                         -                         6,100
Marketing and selling expenses                                          124,731                       610,100
General and administrative expenses                                     414,304                       494,700
                                                           ------------------------- ---------------------------
       Total costs and expenses                                       1,430,372                     1,727,900
                                                           ------------------------- ---------------------------


Operating loss                                                         (594,533)                   (1,227,700)
                                                           ------------------------- ---------------------------

Other income (expense):
      Interest expense                                                   (1,676)                       (4,600)
      Other                                                                 392                          (900)
      Interest income                                                         -                        11,300
                                                           ------------------------- ---------------------------
Net Loss                                                               (595,817)                 $( 1,221,900)
                                                           ------------------------- ---------------------------

Preferred stock dividends and preferences                              (844,250)                   (3,596,900)

                                                           ------------------------- ---------------------------
Net loss  to common shareholders                                    $(1,440,067)                  $(4,818,800)
                                                           ------------------------- ---------------------------


            Basic and diluted loss per share               $              (0.12)          $              (.57)
                                                           ------------------------- ---------------------------

            Weighted average shares of common stock                  12,106,040                     8,380,656
                                                           ------------------------- ---------------------------

See notes to consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)


                                                                               Nine months ended February 28
                                                                            1999                          1998
                                                            ------------------------- ---------------------------

Internet services revenues                                            $2,369,339                      $944,500
Software licensing and royalty revenue                                    38,000                       206,400
                                                            ------------------------- ---------------------------
       Total revenues                                                  2,407,339                     1,150,900
                                                            ------------------------- ---------------------------


Cost of internet services revenues                                     3,129,354                     1,919,400
Cost of licensing and royalty revenue                                          -                        28,300
Marketing and selling expenses                                           383,260                     2,362,600
General and administrative expenses                                    1,493,208                     1,553,500
Restructuring expenses                                                         -                       427,700
                                                            ------------------------- ---------------------------
       Total costs and expenses                                        5,005,822                     6,291,500
                                                            ------------------------- ---------------------------


Operating loss                                                        (2,598,483)                   (5,140,600)
                                                            ------------------------- ---------------------------

Other income (expense):
      Interest expense                                                    (9,800)
                                                                                                        (8,000)
      Other                                                               (7,395)
                                                                                                          (900)
      Interest income                                                        865                        90,200
                                                            ------------------------- ---------------------------
Net Loss                                                             $(2,614,813)                  $(5,059,300)
                                                            ------------------------- ---------------------------

Preferred stock dividends and preferences                             (1,830,700)                   (8,157,700)

                                                            ------------------------- ---------------------------
Net loss to common shareholders                                       (4,445,513)                 $(13,217,000)
                                                            ------------------------- ---------------------------


            Basic and diluted loss per share                     $         (0.38)                   $    (1.66)
                                                            ------------------------- ---------------------------

            Weighted average shares of common stock                   11,556,781                     7,965,846
                                                            ------------------------- ---------------------------

See notes to consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                       Nine Months Ended February 28
                                                                                         1999                       1998
                                                                                      ------------------------------------

Cash flows from Operating Activities
Net loss                                                                                $(2,614,813)             $(5,059,300)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                          199,500                  134,000
     Non-cash consulting expense                                                             19,200                        -
Changes in assets and liabilities
     Accounts receivable                                                                   (800,718)                 (55,700)
     Other receivables                                                                       79,413                   43,900
     Prepaid expenses and other                                                             162,023                  (91,600)
     Other assets                                                                           (36,720)                 (64,000)
     Accounts payable                                                                                                152,100
                                                                                            (28,857)
     Accrued expenses                                                                      (142,667)                 171,000
     Deferred revenue                                                                        (9,300)                 (69,500)
                                                                                      ------------------------------------------
           Net cash used in operating activities                                         (3,172,939)              (4,839,100)

Cash flows from investing activities
      Purchases of property and equipment                                                   (40,073)                (482,700)
                                                                                      ------------------------------------------
           Net cash (used in) investing activities                                          (40,073)                (482,700)

Cash flows from financing activities
       Proceeds from issuances of common and preferred stock                              3,457,800                2,000,000
       Proceeds from exercise of stock options                                               41,305                  225,100
       Proceeds from exercise of warrants                                                   578,335
       Proceeds from sale and leaseback of equipment                                              -                  250,100
       Principal payments of long-term debt                                                 (73,823)                 (20,000)
                                                                                      ------------------------------------------
            Net cash provided by financing activities                                     4,003,617                2,454,600
                                                                                      ------------------------------------------
            Net increase (decrease) in cash and cash equivalents                            790,605               (2,867,200)

Cash and cash equivalents
      Beginning of period                                                                   392,200                4,952,900
                                                                                      ------------------------------------------
      End of period                                                                      $1,182,805               $2,085,700
                                                                                      ------------------------------------------

See notes to consolidated financial statements

                     CORNERSTONE INTERNET SOLUTIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

            General

            The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB, and in the opinion of management contain all adjustments (consisting of only normal recurring entries) necessary to present fairly the financial position of Cornerstone Internet Solutions Company (the "Company"), as of February 28, 1999 and the results of its operations and its cash flows for the three and nine month periods ended February 28, 1999 and February 28, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The interim financial statements should be read in conjunction with the Company's financial statements and related notes in the May 31, 1998 Annual Report on Form 10-KSB. The results for the three and nine month periods ended February 28, 1999 are not necessarily indicative of the results to be obtained for the full year.

2.          Business

            On July 2, 1998, the Company's shareholders ratified a proposal to change the Company's name from Enteractive, Inc. to Cornerstone Internet Solutions Company. Headquartered in New York, New York, the Company is a provider of business solutions based on Internet technologies. The Company's address is 584 Broadway, Suite 509, New York, NY 10012 and its Internet address is www.crstone.com

            In August 1997, the Company sold its domestic distribution rights, inventory and certain accounts receivable from its interactive multimedia publishing business to a third party. On August 14, 1998, the Company entered into a new agreement with the same party and terminated the August 15, 1997 agreement, except with respect to the sale of inventory and accounts receivable and the assignment of the distribution contracts (the "1998 contract"). Under the terms of the 1998 contract, the Company sold all its rights to its multimedia
            titles  to  the  acquirer  for  $100,000.   The  balance  in  "Other
            receivables" at February 28, 1999 and May 31, 1998 reflects the amounts due under the 1998 contract.

            On December 4, 1996 the Company signed multiple market affiliate agreements with USWeb/CKS Corporation ("USWeb/CKS") and paid $625,000 for the right to operate USWeb/CKS affiliate offices in New York City, and certain other markets in the Northeast portion of the United States, for a ten-year period. The operation, which has been conducting business as USWeb/CKS Cornerstone, provides a full range of Internet and Intranet-based business solutions, including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting.

            The Company is obligated to pay USWeb/CKS monthly fees equal in the aggregate to 7% of adjusted gross revenues, as defined in its various agreements with USWeb/CKS, but not less than certain contractual minimum fees. During fiscal 1998, the Company reduced operating expenses by concentrating its development activities in New York City and its marketing activities in the surrounding tri-state area. As a result, in the second quarter of fiscal 1998, the Company incurred restructuring expenses of $427,700 for the estimated losses from subleasing the closed offices and related severance costs. In addition, in the fourth quarter of fiscal 1998, the Company, with the approval of USWeb/CKS surrendered its affiliation rights in certain geographic regions and recorded a write off of $315,000 representing the unamortized portion of the related affiliation rights.

            The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. As part of its business plan to enhance liquidity, the Company has reduced its operating expenses, secured approximately $1,969,900 in November 1998 from the sale of preferred stock in a private placement, and $1,487,900 in July 1998 from the sale of common stock in a private placement and is in the process of attempting to increase its revenues, and secure a line of credit. However, the Company has no agreements, commitments or understandings with respect to a line of credit and there can be no assurance that the Company will enter into a line of credit or be able to increase its revenues.

3.          Affiliation Rights

            Fees for affiliation rights were paid to USWeb/CKS for the right to join the USWeb/CKS network and operate as an affiliate. The fee is being amortized over the 10-year life of the agreement with USWeb/CKS. Affiliation rights at February 28, 1999 were net of accumulated amortization of $111,458.

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

5.           Convertible Preferred Stock Class D

            On November 10, 1998 the Company raised $2,000,000 (approximately $1,970,000, net of related expenses) through a private placement of 1,600 shares of Class D Convertible Preferred Stock (Class D Preferred Stock) at a purchase price of $1,250 per share. The holders of Class D Preferred Stock have the right, at any time commencing after the earlier of (I) June 30, 2000 or (II) if the closing price of the Common Stock shall have been at least $1.50 per share on 15 trading days during any 20-consecutive trading day period, to convert each share of Class D Preferred Stock into such whole number of shares of Common Stock equal to the aggregate stated value of the Class D Preferred Stock to be converted divided by $1.00, subject to adjustment. Each share of Class D Preferred Stock has a liquidation preference (subject to the liquidation preference of the Class C Preferred Stock) of $1,375 per share. The Class D Preferred Stock is entitled to vote on all matters submitted to the holders of the Company's Common Stock, at 1,250 votes per share, pays no dividends and is not redeemable.In the quarter ended February 28, 1999, the closing price of the Company's Common Stock was at least $1.50 per share on 15 trading days during a consecutive 20 day trading period and accordingly the holders of Class D Preferred Stock have the unrestricted right to convert each share of Class D Preferred Stock as described above. During the fiscal quarter ended February 28, 1999, 800 shares of Class D Preferred Stock were converted into 1,000,000 shares of Common Stock. As of February 28, 1999 there were 8,120 shares of Class D Preferred Stock issued and outstanding convertible into 10,150,000 shares of Common Stock.

6.          Convertible Preferred Stock  Class A and C

            On December 12, 1996 the Company completed a private placement of 84 units, each unit consisting of 80 shares of Class A Convertible Preferred Stock (Class A Preferred) and 50,000 common stock purchase warrants to purchase in the aggregate 4,200,000 shares of Common Stock at an exercise price of $4.00 per share and expiring December 13, 2001(the "Warrants"). Proceeds from the private placement were approximately $7,869,100, net of related expenses of $531,000. The Class A Preferred Stock has a stated value of $1,250 per share.

            On November 19, 1997, the Company offered to exchange the 4,200,000 Warrants for common stock (the "Exchange Offer"), whereby for each
            2.8 warrants exchanged, the Company issued one share of its Common Stock. In connection with the Exchange Offer, the Company received the written consent of the participating preferred shareholders to amend the terms of the Class A Preferred Stock to delay the date when the Class A Preferred Stock can first be converted into Common Stock from May 1, 1998 to July 1, 1999 and modify certain redemption features of the Class A Preferred Stock. Holders of 6,260 shares of the Class A Preferred Stock agreed to the terms of the Exchange Offer. As a result, on February 6, 1998, the Company issued 1,397,323 shares of Common Stock in exchange for the cancellation of 3,912,500 Warrants. The fair value of the Common Stock issued approximated the fair value of the canceled Warrants. Subsequently, the Company redesignated the 6,260 shares of Class A Preferred held by the shareholders who approved the Exchange Offer as Class C Convertible Preferred Stock (Class C Preferred). Such preferred shareholders will receive a dividend at 12% per year of the stated value of the Preferred Stock for the period from April 30, 1998 and ending the earlier of June 30, 1999 or a redemption date, if any. In accordance with the terms of the Preferred Stock exchange offer discussed below, all dividends associated with Class C Preferred Stock exchanged were relinquished. Dividends are payable in Common Stock and for those Class C Preferred shares still outstanding after the exchange offer amounted to $60,750 for the nine months ended February 28, 1999.

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

            In October 1998, the Company offered to exchange one share of its Class D Preferred Stock for one share of Class C Preferred Stock. There were 6,260 shares of Class C Preferred Stock outstanding at the time of the offer. On November 25, 1998 the Company issued 5,720 shares of Class D Preferred Stock in exchange for a like amount of Class C Preferred Stock pursuant to the exchange offer.

7.          Class B Convertible Preferred Stock

            On February 19, 1998, the Company consummated a $2,000,000 private placement resulting in the issuance of 2,000 shares of Class B Convertible Preferred Stock (Class B Preferred Stock). Net proceeds to the Company were $1,990,800. The

            Class B Preferred Stock, with a stated value of $1,000 per share, was entitled to vote on all matters submitted to holders of the Company's common stock, at 1,000 votes per share, paid no dividends and was not redeemable.

            On December 7, 1998 the Company issued 1,600 shares of Class D Preferred Stock in exchange for all the outstanding Class B Preferred Stock. The exchange was the result of the Company's offer, which provided that one share of its Class B Convertible Preferred Stock with a $1,000 stated value could be exchanged for .8 shares of Class D Convertible Preferred Stock with a $1,250 stated value.

            Based on the market price of the Company's Common Stock on the date of issuance the Class B Preferred Stock had a non-cash beneficial conversion feature of $2,250,000. The beneficial conversion feature was being recognized solely in the calculation of loss per common share over a 14 month period, beginning with the issuance of the Class B Preferred Stock to March 1999 (the first date that conversion could have occurred). Due to the exchange of all the Class B Preferred Stock to Class D Preferred Stock, in the third quarter of fiscal 1999, the Company reflected an expense of $824,000 in the loss per share calculation. As a result, the net loss to common shareholders includes preferred stock preferences of $824,000 and $1,769,950 for the three and nine months ended February 28, 1999.

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

Results of Operations - Nine Months Ended February 28, 1999 and 1998

Revenues
--------
Internet services revenues Internet services revenues were $2,369,339 and $944,500 in the nine months ended February 28, 1999 and 1998, respectively. The increase in revenues is a result of securing new contracts with customers. The Company anticipates that revenues will be impacted in the future by its ability to expand its services in existing accounts and grow its client base. There was one customer that individually comprised more than 10% of revenue which accounted for 30% of accounts receivable and 43% of total revenues as of and for the nine months ended February 28, 1999. The loss of this customer would have a material adverse effect on the results of operations of the Company.

Software licensing and royalty revenue Software licensing and royalty revenue were $38,000 and $206,400 in the nine months ended February 28, 1999 and 1998, respectively. The decrease reflects the Company's decision to concentrate on the design, development and implementation of business systems using Internet technologies and discontinue the publishing of interactive CD-Rom titles.

Expenses
--------
Cost of Internet Services Revenues Cost of Internet Services Revenues were $3,129,354 and $1,919,400, in the nine months ended February 28, 1999 and 1998, respectively. Cost of Internet Services revenues as a percentage of related revenues decreased to 132% from 203% for the same period. Cost of Internet
Services Revenues in the nine months ended February 28, 1999 exceeded Internet services revenues as a result of the Company's need to supplement internal staff with consultants who had specific skills necessary to fulfill customer projects and the Company's decision to build its development capability to secure additional customer contracts in the future. The Company expects that as it secures additional contracts, the cost of revenues as a percentage of revenues will further decrease.

Cost of licensing and royalty revenue Cost of licensing and royalty revenue were $0 and $28,300 in the nine months ended February 28, 1999 and 1998, respectively. The reduction results from the Company's decision to discontinue the publishing of interactive CD-Rom titles.

Marketing and Selling Expenses Marketing and Selling expenses were $383,260 and $2,362,600, in the nine months ended February 28, 1999 and 1998, respectively. The 83% decrease relates to the reduction in sales force and closure of sales offices during the second half of fiscal 1998, as a result of the Company's decision to centralize its marketing activities in New York City.

General  and  Administrative   Expenses  General  and  administrative   expenses
decreased slightly to $1,493,208 in the nine months ended February 28, 1999 from $1,553,500 in the nine months ended February 28, 1999.

Restructuring expenses The Company incurred restructuring expenses of $427,700 during the nine month period ending February 28, 1998 for the estimated losses from subleasing the closed sales offices and related severance costs. The subsequent expenditures have been consistent with the original accrued amounts.

Other Income and (Expense) Other income and (expense) was $(16,330) and $81,300 in the nine months ended February 28, 1999 and 1998, respectively. The Company derived less interest income in the nine months ended February 28, 1999 due to the Company's lower average cash balances maintained by the Company during the period.

Income tax benefit No income tax benefit was recorded in the nine months ended February 28, 1999 and February 28, 1998. Using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against its deferred tax asset.

Quarterly results
The Company expects its quarterly results to vary significantly in the future. The number of customer contracts signed and the development staff's ability to readily implement solutions significantly influences revenues. Further market acceptance of the Company's offerings is dependent on (1) the growth and utilization of the Internet as a medium for commerce, (2) the success of USWeb/CKS in establishing and positioning its brand in the territories where the Company operates (3) the degree of market acceptance of the Company's offerings and (4) the success of offerings by competitors. The Company does not expect seasonal factors to be a significant influence on revenues.

Results of Operations -Quarter Ended February 28, 1999 and 1998

Revenues
--------
Internet   services  revenues  Internet  services  revenues  were  $835,839  and
$426,200, in the quarters ended February 28, 1999 and 1998, respectively. The increase in revenues is a result of securing new contracts with customers. The Company anticipates that revenues will be impacted in the future by its ability to expand its services in existing accounts and grow its client base.There were two customers that individually comprised more than 10% of revenue and in the aggregate amounted to 39% of accounts receivable and 60% of total revenues for the three months ended February 28, 1999. The loss of either of these customers would have a material adverse effect on the results of operations of the Company.

Expenses
--------
Cost of Internet Services Revenues Cost of Internet Services Revenues were $891,337 and $617,000, in the quarters ended February 28, 1999, and 1998, respectively. Cost of Internet Services revenues as a percentage of related revenues decreased to 105% from 145% of related revenues in the quarters ended February 28, 1999 and 1998, respectively. Cost of Internet Services Revenues in the quarter ended February 28, 1999 exceeded Internet services revenues as a result of the Company's need to supplement internal staff with consultants who had specific skills necessary to fulfill customer projects. The Company expects that as it secures additional contracts the cost of revenues as a percentage of revenues will continue to decrease.

Marketing and Selling Expenses Marketing and Selling expenses were $124,731 and $610,100, in the quarters ended February 28, 1999 and 1998, respectively. The 79% decrease relates to the reduction in sales force and closure of sales offices during the second half of fiscal 1998, a result of the Company's fiscal 1998 decision to centralize its marketing activities in New York City.

General and Administrative Expenses General and administrative expenses were $414,304 and $494,700 in the quarters ended February 28, 1999, and 1998, respectively.

Other Income and (Expense) Other income and (expense) was ($1,284) and $ 5,800 in the quarters ended February 28, 1999 and 1998 respectively. The Company recorded less interest income in the quarter ended February 28, 1999 due to the Company's lower average cash balances than in the quarter ended February 28, 1998.

Income tax benefit No income tax benefit was recorded in the quarters ended February 28, 1999 and February 28, 1998. Using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against its deferred tax asset.

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

            (iv) In January and February  1999,  the Company  received  $619,614 from the exercise of warrants and options.

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

In the nine months ended February 28, 1999, the Company received an aggregate of $619,640 from the exercise of warrants to purchase 246,100 shares of Common Stock and options to purchase 10,625 shares of Common Stock. The warrants had an exercise price of $2.35 per share and the exercise price of the options ranged from $.813 to $1.75 per share.

The Company had cash and cash equivalents of $1,182,805 and $392,200 at February 28, 1999 and May 31, 1998, respectively. The increase of $790,605 primarily reflects the private placements described above which provided $3,457,800 and proceeds from the exercise of options and warrants of $619,640 partially offset by the funding of operating activities ($3,172,939) and payments of long term debt of $73,823. Accounts receivable increased from $343,700 as of May 31, 1998 to $1,144,418 as of February 28, 1999, an increase of 233%, while sales for the first nine months of fiscal 1999 and 1998 increased from $1,150,900 to $2,407,339, an increase of 48%. The higher rate of growth of accounts receivable is attributable to extended payment terms, and longer projects. Capital expenditures were $40,073 and $482,700 in the nine months ended February 28, 1999 and 1998. The Company anticipates that capital expenditures will increase as revenues increase as a result of equipping staff or contractors to service customers.

The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. The Independent Auditors' report for the fiscal year ended May 31, 1998 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. As part of its business plan to enhance liquidity, the Company has reduced its operating expenses, secured in July 1998 and November 1998 approximately $1,487,900 and $1,970,000, respectively from the sale of common stock and preferred stock in two separate private placements and is continuing its activities designed to increase its revenues. However, these funds may not be sufficient to meet the Company's longer-term cash requirements for operations. Based on management's assessment of the demand for Internet based professional services, the Company may significantly alter the level of expenses. Management believes that based on funds on hand at February 28, 1999 and anticipated revenues, operations can continue until at least through August 31, 1999.

New Accounting Pronouncement
The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for derivative Instruments and Hedging Activities" in fiscal year 2000, for which the Company is presently assessing its impact on the consolidated financial statements, if any.


Year 2000 Compliance
Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and software used by many companies, including customers and potential customers of the Company, may need to be upgraded to comply with such "Year 2000" requirements. The Company is closely monitoring the progress the developers of the software the Company utilizes in many of its customer projects i.e. Microsoft Corporation, as well as the developers of the software utilized in internal systems are making towards ensuring that the products the Company utilizes are Year 2000 compliant. The Company believes that its internal systems and third party software incorporated into client solutions will be Year 2000 compliant. Failure to provide Year 2000 compliant business solutions and software to its customers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's costs to ensure that internal systems and software acquired for integration into client business solutions are Year 2000 compliant has not been and is not expected to become significant. The Company has not implemented any contingency plans if it fails to become year 2000 compliant.

Further, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company.

Forward looking statements

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, the success of its USWeb/CKS Cornerstone subsidiary as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Inflation
The past and expected future impact of inflation on the financial statements is not significant.

Item 1.     Legal Proceedings

None

Item 2.     Change in Securities and Use of Proceeds

The Company issued 256,725 shares of Common Stock pursuant to the exercise of warrants to purchase 246,100 shares of Common Stock and options to purchase 10,625 shares of Common Stock. The warrants had an exercise price of $2.35 per share and the options had an exercise price ranging from $.813 to $1.75 per share. The Common Stock was issued pursuant to the exemption contained in
Section 4(2) of the Securities Act of 1933, as amended.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submissions of Matters to a Vote Security Holders

None

Item 5.     Other Information

On February 5, 1999, the Company announced that the Nasdaq SmallCap Market advised the Company that the Company's securities will continue to be listed on the Nasdaq SmallCap Market. The Nasdaq Listing and Hearing Review Council did not exercise its right, by its own motion, to review the decision within 45 days.


Item 6.     Exhibits and Reports on Form 8-K

            Form 8-K    Dated December 30, 1998      Under Item 7- Other events

            Form  8-K   Dated February 5, 1999       Under Item 7- Other events

            Exhibit 27- Financial Data Schedule

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CORNERSTONE INTERNET SOLUTIONS COMPANY
                                          --------------------------------------
                                          (Registrant)


Date April 14, 1999                       /s/ Edward Schroeder
                                          ------------------------------
                                          Edward Schroeder
                                          Chief Executive Officer
                                          And Principal Financial Officer