Form 10KSB
period 1999-05-31
CORNERSTONE INTERNET SOLUTIONS CO /DE/
filed 1999-09-01
CIK 929648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                               Commission File Number:
May 31, 1999                                                             1-13360


                     Cornerstone Internet Solutions Company
           (Name of Small Business Issuer as Specified in its Charter)

               Delaware                               22-3272662
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

            584 Broadway, Suite 509
                New York, NY                               10012
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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No / /

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the Fiscal year ended May 31, 1999 were $3,257,069.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on August 23, 1999, was approximately $28,098,630. As of August 23, 1999, the Registrant had outstanding 13,626,145 shares of Common Stock.

Documents Incorporated By Reference
Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders incorporated by reference in Part III, Items 9, 10, 11 and 12.

                     Cornerstone Internet Solutions Company

                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
Item 1.     Description of Business                                           3

Item 2.     Description of Property                                           5

Item 3.     Legal Proceedings                                                 5

Item 4.     Submission of Matters to a vote of  Security Holders              6

                                     PART II
Item 5.     Market for Common Equity and Related Stockholder Matters          6

Item 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               6

Item 7.     Consolidated Financial Statements                                14

Item 8.     Changes in and Disagreements with Accountants on
            Accounting  and Financial Disclosure                             14


                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;    14
              Compliance With Section 16(a) of the Exchange Act
Item 10.    Executive Compensation                                           15

Item 11.    Security Ownership of Certain Beneficial Owners and Management   15

Item 12.    Certain Relationships and Related Transactions                   15
Item 13.    Exhibits, Lists and reports on Form 8-K

Consolidated Balance Sheets as of May 31, 1999   and 1998                    18
Consolidated Statements of Operations for the years ended
May 31, 1999 and 1998                                                        19
Consolidated Statements of Stockholders' Equity for the years ended
May 31, 1999 and 1998                                                        20
Consolidated Statements of Cash Flows for the years ended
May 31, 1999 and 1998                                                        21
Notes to Financial Statements                                                22

SIGNATURES                                                                   34

                                     PART 1
Item 1   Description of Business

Cornerstone Internet Solutions Company, a Delaware corporation (the "Company") operates two subsidiaries, USWeb/CKS Cornerstone and B2Bgalalxy.com, are synergistic Internet businesses. The Company is located at 584 Broadway, Suite 509, New York, New York 10012 and its telephone number is (212) 343-3920. Its World Wide Web site address is http://www.crstone.com.

USWeb/CKS Cornerstone, a wholly-owned subsidiary of the Company and the only public and independent affiliate of USWeb/CKS Corporation, the successor of USWeb Corporation ("USWeb"), is a leading Internet professional services company. As an affiliate of USWeb, Cornerstone benefits from the USWeb/CKS brand and has access to the resources and support available from USWeb/CKS.

USWeb/CKS Cornerstone, concentrating on the tri-state area of New York, New Jersey, and Connecticut, helps clients improve business processes using Internet based technologies primarily in three major competencies or "Practice" areas:
o Electronic Commerce - Delivers a wide range of e-commerce solutions from catalog merchant sites to large sophisticated business-to-business systems across many value chains. Customer objectives are met by combining skills in business strategy, understanding of e-commerce product and service offerings, application of the best technology, and solution to security and financial concerns.
o Business Applications - Automates business processes through the use of Internet technology. Internet and Extranet deliver mission critical business applications (sales force automation, dealer, supplier, and customer support, etc) through secure Internet technologies, often leveraging the investment in legacy system, to greatly increase productivity, reduce costs, and improve profitability.
o Media Asset Management - delivers systems that enable the client to gain control over their growing volumes of digital text, graphic, audio and video assets. Using the latest technologies to provide web-based solutions that streamline workflow, automate business processes and facilitate collaboration.

Pursuant to certain agreements with USWeb, the Company is a member of USWeb's network of affiliates. Under the arrangement with USWeb, the Company is required to pay license and marketing fees totaling 7% of revenues reduced by the cost of any third party products. The Company receives a number of services from USWeb including: (1) centralized marketing, brand awareness, competitive analyses, and lead generation programs; (2) technology services; (3) an internal registry of skills and technologies; and (4) strategic relationships with leading hardware and software companies such as Microsoft and Hewlett Packard.

The Company's Internet professional services business commenced operations in the fourth quarter of fiscal 1997, but did not generate revenue until fiscal 1998. The Company in fiscal 1999 began to shift its focus to Fortune 1000 and other large organizations. As such, the average size of the Company's typical engagement has increased significantly from fiscal 1998. The Company believes that the market for Internet professional services is growing rapidly. As more customers express a desire for a single-source professional services firm that can deliver integrated strategy, technology and creative design, the Company anticipates expanding its service offerings to fulfill such demand.

B2Bagalaxy.com Inc.
In February, 1999, the Company formed B2Bgalaxy. com., Inc. a Delaware corporation ("B2B"). B2B is a majority owned subsidiary of the Company. The Company established B2B to leverage its expertise in business consulting, Internet technology and the development of business and e-commerce solutions to create industry-specific business-to- business e-commerce portals that link buyers and sellers through competitive on-line bidding and focus on improving profitability. B2B targets industries where small to medium size businesses and local or regional distribution are dominant and where cost of goods sold is significant. The unique focus of each industry portal is on enhancing the earnings of its members by reducing the cost of essential supplies through competitive closed bidding.

At the core of each B2B portal is B2B's PowerPurchasing proprietary closed bidding system that is focused on the mission critical process to continually optimize price and availability of supplies. Members have the ability to use this latest bidding technology to buy and sell goods and services assuring best price and availability and thereby lowering their costs, increasing profits and driving growth. Members also have access to additional services aggregated by B2Bgalalxy.com to further reduce costs. Industry portals also serve as industry meeting place where trends, ideas and information can be exchanged between companies and relevant content can be disseminated.

In May, 1999, B2B launched FOODgalaxy.com the first such portal, designed to lower the cost of food and supplies for restaurants and other food service providers through increased price competition. FOODgalaxy.com enables restaurants to post a customized inventory list online and requires suppliers to continually submit their latest product bids. This competitive process is intended to decrease the cost of goods to buyers and significantly reduce the time traditionally devoted to the comparative price shopping process. B2B estimates that use of PowerPurchasing can save up to 20% on the cost of food and supplies. Since food and supplies costs can represent 40% of typical restaurant sales, the impact on earnings could be significant. Suppliers also benefit by exposure to a larger customer base, reduction of sales/marketing and order processing costs. Additional industry portals are expected to be launched in the next twelve (12) months provided that B2B receives additional financing to fund such new portals.

In connection with the launch of FOODgalaxy.com, B2B on April 30, 1999 consummated a private placement ("B2B Private Placement") of 2,400 shares of Class A par value $.01 Convertible Preferred Stock ("B2B Preferred Stock"). The net proceeds received by B2B in the B2B Private Placement was $2,122,957. If B2B has not consummated on or before September 30, 2000 a public offering of equity securities where gross proceeds are in excess of $5,000,000, then each share of B2B Preferred Stock must either at the option of the holder convert into 1,667 shares (the "B2B Exchange Rate") of B2B's Common Stock, $.01 par value ("B2B Common Stock") or be exchanged into 400 shares (the "Cornerstone Exchange Rate") of the Company's Common Stock, $ .01 par value (the "Cornerstone Common Stock"). If the holder elects to exchange B2B Preferred Stock for Cornerstone Common Stock, then, immediately prior to such exchange, the Company shall have the option to purchase all or any portion of the B2B Preferred Stock at a purchase price equal to 1.5 multiplied by the stated value of the B2B Preferred Stock ($1,000). The Cornerstone Exchange Rate and B2B Exchange Rate will be subject to adjustment to protect against dilution in the event of stock dividends, stock splits, combinations, subdivisions and reclassifications of the Company and B2B, respectively.

As a result of the B2B Private Placement, and assuming the conversion of outstanding shares of B2B Preferred Stock into B2B Common Stock at the conversion rate, and the issuances of B2B Common Stock to the other entities, as of May 31, 1999 the Company holds approximately 54% of the outstanding common shares of B2B. Pursuant to certain agreements with minority shareholders of B2B, the Company will have the right to vote approximately 67% of such outstanding shares of B2B Common Stock.

The following is a summary of the relationships between the Company and B2B. B2B and USWeb/CKS Cornerstone, a wholly-owned subsidiary of the Company, have entered into a Technology Development and Licensing Agreement ("Technology Agreement") pursuant to which USWeb/CKS Cornerstone will provide internet development services for B2B. The initial scope of work to be performed by USWeb/CKS Cornerstone under the Technology Agreement will be the design and implementation of B2Bgalaxy.com and FOODgalaxy.com. In consideration for its services under the Technology Agreement, USWeb/CKS Cornerstone will be reimbursed its costs and related overhead attributable to the services furnished B2B will own all enhancements which it makes to the technology. Pursuant to an Administrative Services Agreement between USWeb/CKS Cornerstone and B2B, USWeb/CKS Cornerstone may also furnish certain administrative and management services to B2B including accounting and financial services; MIS services: marketing; and business development and other services. In consideration of such services, B2B will reimburse USWeb/CKS Cornerstone its costs and related overhead attributable to the services furnished.

Prior History
The Company was incorporated in December 1993 under the name Enteractive, Inc. and is the successor to Sonic Images Productions, Inc. ("Sonic"), a District of Columbia corporation incorporated in 1979 which was merged with and into the

Company in May 1994 ("Merger"). The Company, as the surviving entity of the Merger, continued its existence following the Merger as a Delaware corporation. In July 1998, the Company changed its name to Cornerstone Internet Solutions Company. In 1999, as described above, the Company formed B2B. Unless otherwise indicated, references to the Company shall include its wholly owned subsidiaries, B2B, and its predecessor.

Throughout the first half of fiscal 1997, the Company was primarily engaged in the development, publishing and marketing of multimedia interactive software with an emphasis on the CD-ROM platform. As a result of a rigorous review of the CD-ROM market, the Company's performance and the related risks of continuing to develop and market interactive multimedia titles, the Company determined to exit that business and to redirect its business to Internet professional services. In August 1997, the Company sold its domestic distribution rights, inventory and certain accounts receivable from its interactive multimedia publishing business to a third party. On August 14, 1998, the Company entered into a new agreement with the same party and terminated the August 15, 1997 agreement, except with respect to the sale of inventory and accounts receivable and the assignment of the distribution contracts (the "1998 contract"). Under the terms of the 1998 contract, the Company sold all its rights to its multimedia titles to the acquirer for $100,000.

During fiscal 1998, the Company reduced operating expenses by concentrating its development activities in New York City and its marketing activities in the surrounding tri-state area. As a result, the Company, with the approval of USWeb surrendered its affiliation rights in certain geographic areas and recorded a write-off of $315,000 representing the unamortized portion of the related affiliation rights. In addition, the Company incurred restructuring expenses of $427,700 for the estimated losses from subleasing the closed offices and related severance costs paid in fiscal 1998.

Competition
The market for the Company's products and services is highly competitive. Competitors include national and regional advertising agencies, specialized and integrated marketing communication firms and businesses in the computer network solutions industry. The Company expects that new competitors that provide integrated or specialized services (e.g., corporate identity and packaging, advertising services or World Wide Web site design) and are technologically proficient, will emerge and will be competing with the Company. Most current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with customers and significantly greater financial, technical , marketing and public relations resources than the Company and could decide to increase their resource commitments to the Company's market. In addition, many competitors have lower overhead, more technical expertise and more advanced technology. The Company does not have significant proprietary technology that would preclude or inhibit competitors from entering its markets. The Company intends to compete on the basis of price and the quality of their services. In addition, the market for Internet development is relatively new and subject to continuing definition, and, as a result, the core business of certain competitors may better position them to compete in this market as it matures. Competition of the type described above could materially adversely affect the Company's business, results of operations and financial condition. There can be no assurance that future competitors will not develop or offer services and products that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on the Company's business, financial condition and operating results.

Employees
As of August 1, 1999 the Company's USWeb/CKS Cornerstone subsidiary had 35 employees all of whom are employed on a full-time basis. The staff is comprised of 3 sales and marketing, 25 in development and 7 in general and administrative functions. The B2B subsidiary had 4 employees all of whom are employed on a full-time basis. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2    Properties
The Company owns no real property. The Company conducts its operations through one leased facility in New York, New York. The Company also leases six other office locations which have been subleased to independent companies. The anticipated net loss from the subleases was accrued as of May 31, 1998 and the subsequent expenditures have been consistent with the original accrued amounts.

Item 3    Legal Proceedings
Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings, other than routine litigation incidental to the business.

Item 4      Submission of Matters to a Vote of Security Holders.
None.

                                     PART 2

Item 5 Market for Common Equity and Related Stockholder Matters. The Common Stock of Cornerstone Internet Solutions is traded under the symbol CNRS on the NASDAQ SmallCap Market. The Company's Common Stock is also traded on the Boston Stock Exchange under the symbol "CNR". The following table sets forth the ranges of the high and low closing bid prices for the Common Stock since June 1, 1997, as reported on the NASDAQ SmallCap Market, the principal trading market for the Common Stock. The quotations are interdealer prices without adjustment for retail markups, markdowns, or commission and do not necessarily represent actual transactions.

                                  COMMON STOCK

                             YEAR ENDED MAY 31, 1999

                                    High                   Low
First Quarter                      2--1/3                  1--1/4
Second Quarter                     1--21/32                   5/8
Third Quarter                      3--7/16                 1--5/32
Fourth Quarter                     4--1/16                 1--15/16


                             YEAR ENDED MAY 31, 1998

                                      High                    Low
First Quarter                        2 -5/8                  1 -1/8
Second Quarter                       4 -1/16                 1 -3/8
Third Quarter                        3                       1 -1/8
Fourth Quarter                       3 -1/4                  1 -1/2

As of August 23, 1999, the Company had outstanding 13,626,145 shares of Common Stock and 126 holders of record of the Company's Common Stock. The Company believes that at such date, there were in excess of 2,900 beneficial owners of the Company's Common Stock.

The Company has never paid any dividends on its Common Stock. The Company currently intends to retain all earnings, if any, to support the development and growth of the Company's business. Accordingly, the Company does not anticipate that any cash dividends will be declared on its Common Stock for the foreseeable future.

In the fiscal quarter ended February 28, 1999, the closing price of the Company's Common Stock was at least $1.50 per share on 15 trading days during a consecutive 20 day trading period and accordingly the holders of Class D Preferred Stock have the right at any time to convert each share of Class D Preferred Stock into such whole number of shares of Common Stock equal to the aggregate stated value of the Class D Preferred Stock of $1,250 per share to be converted divided by $1.00. Through May 31, 1999, 880 shares of Class D Preferred Stock were converted into 1,100,000 shares of Common Stock. Such shares of Common Stock were issued pursuant to the exemption contained in section 4 (2) of the Securities Act of 1933 as amended. As of August 1, 1999 there were 8,040 shares of Class D Preferred Stock issued and outstanding convertible into 10,050,000 shares of Common Stock.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Cornerstone Internet Solutions Company and Subsidiaries and Notes to the Consolidated Financial Statements included elsewhere in this Form 10-KSB.

Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, planned operations, financial performance, and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" below. For additional information regarding the Company and factors that could affect future performance, see the information contained in the Company's other public filings with the Securities and Exchange Commission.

Results of Operations -Years Ended May 31, 1999 and 1998

Revenues
Internet services revenue. Internet services revenue were $3,205,869 and $1,182,600, in the fiscal years ended May 31, 1999 and 1998, respectively. The increase in revenues is a result of securing new contracts with existing customers and securing new customers. The Company anticipates that revenues will be impacted in the future by its ability to expand its services in existing accounts and grow its client base. There were two customers that individually comprised more than 10% of Internet services revenue of the Company for the fiscal year ended May 31, 1999. The Company's five largest customers comprised 69% of Internet services revenue of the Company for the fiscal year ended May 31, 1999. To the extent that any of the Company's major customers does not remain a significant source of revenues, or is not replaced by similar or larger customers, there could be a direct and immediate material adverse effect on the Company's business, financial condition, results of operations and prospects.

Software licensing and royalty revenue. Software licensing and royalty revenue were $51,200 and $328,300 in the fiscal years ended May 31, 1999 and 1998, respectively. The decrease reflects the Company's decision to concentrate on the design, development and implementation of business systems using Internet technologies and to discontinue the publishing of interactive CD-ROM titles.

Expenses
Cost of Internet Services Revenue. Cost of Internet services revenue was $3,967,454 and $2,855,300, in the fiscal years ended May 31, 1999, and 1998, respectively. Cost of Internet services revenue as a percentage of related revenues decreased to 124% from 241% in the fiscal years ended May 31, 1999 and 1998, respectively. Cost of Internet services revenue in the fiscal year ended May 31, 1999 exceeded Internet services revenue as a result of the Company's need to supplement internal staff with consultants who had specific skills necessary to fulfill customer projects and non-chargeable time. The Company expects that as it secures additional contracts, the cost of revenues as a percentage of revenues will continue to decrease.

Cost of Licensing and Royalty Revenue. Cost of licensing and royalty revenue were $0 and $36,500 in the fiscal years ended May 31, 1999 and 1998, respectively. The reduction results from the Company's decision to discontinue the publishing of interactive CD-ROM titles.

Marketing and Selling Expenses. Marketing and Selling expenses were $519,959 and $2,756,700, in the fiscal years ended May 31, 1999 and 1998, respectively. The 81% decrease relates to the reduction in sales force and closure of sales offices during the second half of fiscal 1998, a result of the Company's fiscal 1998 decision to centralize its marketing activities in the New York City and tri-state area. The fiscal 1999 amount includes $66,665 related to B2B's start-up marketing costs.

General and Administrative Expenses. General and administrative expenses were $2,317,762 and $2,472,700 in the fiscal years ended May 31, 1999, and 1998, respectively. The fiscal 1999 amount includes $255,539 related to B2B's start-up costs.

Restructuring Expenses. The Company incurred restructuring expenses of $427,700 during the fiscal year ended May 31, 1998 for the estimated losses from subleasing the closed sales offices and related severance costs. The subsequent expenditures have been consistent with the original accrued amounts.

Interest expense. Interest expense was $10,760 and $14,600 in fiscal 1999 and 1998 respectively. The interest expense in fiscal 1999 and 1998 relates to long term borrowings for equipment financing.

Interest income. Interest income was $10,594 and $108,600 in fiscal 1999 and 1998 respectively due to lower cash balances in fiscal 1999 than in fiscal 1998.

Other Income and (Expense). Other income and (expense) was ($33,292) and $200 in the fiscal years ended May 31, 1999 and 1998 respectively.

Income Tax Benefit. No income tax benefit was recorded in the fiscal years ended May 31, 1999 and May 31, 1998. Using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward and other deferred tax asset may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against its deferred tax asset.

Liquidity and Capital Resources

Since June 1, 1997, the Company's principal sources of capital have been as follows:

     (i) On February 19, 1998, the Company consummated a private placement resulting in the issuance of 2,000 shares of Class B Preferred Stock. Net proceeds to the Company were $1,990,800.

     (ii) On July 24, 1998, the Company consummated a private placement of 1,768,750 unregistered shares of Common Stock for $1.00 per share. Net proceeds to the Company were $1,487,900.

     (iii) On November 10, 1998, the Company consummated a private placement of 1,600 shares of newly created Class D Preferred Stock for $1,250 per share. Net proceeds to the Company were $1,969,900.

     (iv) In fiscal 1999, the Company received $991,373 from the exercise of warrants and options.

     (v) On April 30, 1999, B2B received net proceeds of $2,122,957 in a private placement from the sale of 2,400 shares of B2B Preferred Stock. (See Business--B2Bgalalxy.com Inc.)

The Company had consolidated cash and cash equivalents of $2,939,596 and $392,200 at May 31, 1999 and May 31, 1998, respectively. The increase of $2,547,396 reflects primarily the proceeds from the private placements described above which provided $3,457,800, the net proceeds from the B2B Private Placement which provided $2,122,957 and proceeds from the exercise of options and warrants of $991,373 partially offset by the funding of operating activities ($3,463,395) and payments of long term debt of $99,481. Accounts receivable increased from
$343,700 as of May 31, 1998 to  $1,024,624  as of May 31,  1999,  an increase of
198%, while sales for fiscal 1999 and 1998 increased from $1,182,600 to $3,205,869, an increase of 171%. The higher rate of growth of accounts receivable is attributable to extended contractual payment terms and longer projects. Capital expenditures were $366,858 and $529,600 in the fiscal years ended May 31, 1999 and 1998 respectively. The Company anticipates that capital expenditures will increase as revenues increase as a result of equipping staff or contractors to service customers.

Pursuant to certain agreements between the Company, B2B and certain B2B stockholders, the proceeds of the B2B Private Placement can only be used for B2B's business. Pursuant to such agreements, the Company has and will perform for B2B certain administrative and development services for which B2B reimburses the Company for its cost of providing such services plus a charge to cover related overhead of the Company. The Company is obligated to provide such services to B2B at a price no less favorable than could be obtained by B2B from an unrelated third party. In the fiscal year ended May 31, 1999, the Company provided to B2B $352,100 of such services.

The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. The Independent Auditors' report for the fiscal year ended May 31, 1999 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. As part of its business plan to enhance liquidity, the Company has reduced its operating expenses, secured in July 1998 and November 1998 $1,487,900 and $1,969,900, respectively from the sale of common stock and preferred stock in two separate private placements and is continuing its activities designed to increase its revenues. However, these funds may not be sufficient to meet the Company's longer-term cash requirements for operations. Based on management's assessment of the demand for Internet based professional services, the Company may significantly alter the level of expenses. Management believes that based on funds on hand at May 31, 1999 and anticipated revenues, operations can continue until at least through December 31, 1999.

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and software used by many companies, including customers and potential customers of the Company, may need to be upgraded to comply with such "Year 2000" requirements. The Company is closely monitoring the progress the developers of the software the Company utilizes in many of its customer projects i.e. Microsoft Corporation, as well as the developers of the software utilized in internal systems are making towards ensuring that the products the Company utilizes are Year 2000 compliant. The Company believes that its internal systems and third party software incorporated into client solutions will be Year 2000 compliant. Failure to provide Year 2000 compliant business solutions and software to its customers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's costs to ensure that internal systems and software acquired for integration into client business solutions are Year 2000 compliant has not been and is not expected to become significant. The Company has not implemented any contingency plans if it fails to become year 2000 compliant. These risks, other than those specifically associated with Internet professional services, are also applicable to B2B.

Further, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company.

New Accounting Pronouncements
The Company will implement the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, in fiscal year 2001, for which the Company is presently assessing its impact on the consolidated financial statements, if any.

RISK FACTORS- ADDITIONAL IMPORTANT FACTORS TO BE CONSIDERED FOR THE COMPANY AND B2B

Quarterly Operating Results and Margins; Seasonality of Business. The Company's operating results have fluctuated in the past and are likely to fluctuate in the future as a result of a variety of factors, many of which will be outside of the Company's control. Some of these factors include timing of the completion, material reduction or cancellation of major projects or the loss of a major client; the amount and timing of the receipt of new business; timing of hiring or loss of personnel; the amount and timing of the opening or closing of an office; capital expenditures and other costs relating to the expansion of operations; the level of demand for Intranet, Extranet and Web site development; the productivity of consultants; the ability to maintain adequate staffing to service clients effectively; the amount and timing of expenditures by clients for professional services; the introduction of new products or services by competitors; pricing changes in the industry; the relative mix of lower cost full-time employees versus higher cost independent contractors; technical difficulties with respect to the use of the Internet; economic conditions specific to Internet technology usage; government regulation and legal developments regarding the use of the Internet; and general economic conditions. The Company, as its customer base expands, may also experience seasonality in its business, resulting in diminished revenues as a consequence of decreased demand for professional services during summer and year-end vacation and holiday periods. Due to all of the foregoing factors, the Company's operating results in any given quarter may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected and litigation may ensue. These risks, other than those specifically associated with Internet professional services, are also applicable to B2B.

The Company's historical financial data is of limited value in planning future operating expenses. Accordingly, the Company's expense levels will be based in part on its expectations concerning future revenues and will be fixed to a large extent. The Company will be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for services could have an immediate and material adverse effect on the Company's business, financial condition, results of operations and prospects. These risks, other than those specifically associated with Internet professional services, are also applicable to B2B.

Limited Operating History; Accumulated Deficit; Evolving Business Model. The Company entered the market for Internet professional services at the end of fiscal 1997 and began to generate revenue from such services in fiscal 1998 and as of May 31, 1999 had an accumulated deficit of $33,544,650. The Company anticipates operating at a loss for the foreseeable future and there is no assurance that its technology, products or services will achieve market acceptance.The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet professional services. Such risks for the Company include, but are not limited to, an evolving business model. To address these risks, the Company must, among other things, strengthen its business development and management activities, continue to develop the strength and quality of its operations, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that the Company will be successful in meeting these challenges and addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. These risks, other than those specifically associated with Internet professional services, are also applicable to B2B, as it only commenced operations in the fourth quarter of fiscal 1999.

Recruitment and Retention of Consulting Professionals. The Company's business is labor intensive. Accordingly, the Company's success depends in large part on its ability to identify, hire, train and retain consulting professionals who can provide the Internet strategy, technology, marketing, audience development and creative skills required by clients. There is currently a shortage of such personnel, and this shortage is likely to continue for the foreseeable future. The Company will encounter intense competition for qualified personnel from other companies, and there can be no assurance that it will be able to identify, hire, train and/or retain other highly qualified technical, marketing and managerial personnel in the future. The inability to attract and retain the necessary technical, marketing and managerial personnel would have a material adverse effect on the Company's business, financial condition, results of operations and prospects. These risks, other than those specifically associated with Internet professional services, are also applicable to B2B.

Risks Associated with Failure to Manage Growth. The growth of the Company is expected to place a significant strain on the Company's limited personnel, management and other resources. In the future, the Company will be required to attract, train, motivate and manage new employees successfully, to effectively integrate new employees into its operations and to continue to improve its operational, financial, management and information systems and controls. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to exploit the market for the Company's business model. In addition, the management of the Company is devoting significant portions of time to the management of B2B, which could affect the ability of the Company to manage growth. The failure to effectively manage any further growth could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. These risks, other than those specifically associated with Internet professional services, are also applicable to B2B.

Developing Internet Economy and Market for e-Commerce Solutions. A substantial portion of the Company's revenues is expected to be derived from services that depend upon the adoption of Internet solutions by companies to improve their business positioning and processes, and the continued development of the World Wide Web, the Internet and e-commerce. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, lack of development of complementary products, implementation of a competing technology, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, governmental regulation, or other reasons. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. Moreover, critical issues concerning the use of Internet and e-commerce solutions (including security, reliability, cost, ease of deployment and administration and quality of service) remain unresolved and may affect the growth of the use of such technologies to maintain, manage and operate a business, expand product marketing, improve corporate communications and increase business efficiencies. The adoption of Internet solutions for these purposes, particularly by those individuals and enterprises that have historically relied on traditional means, can be capital intensive and generally requires the acceptance of a new way of conducting business and exchanging information. If critical issues concerning the ability of Internet solutions to improve business positioning and processes are not resolved or if the necessary infrastructure is not developed, the Company's business, financial condition, results of operations and prospects will be materially adversely affected. Even if these issues are resolved, there can be no assurance that businesses will elect to outsource the design, development and maintenance of their Web sites to Internet professional services firms. Companies may decide to assign the design, development and implementation of Internet solutions to their internal information technology divisions, which have ready access to both key client decision makers and the information required to prepare proposals for such solutions. If independent providers of Internet professional services prove to be unreliable, ineffective or too expensive, or if software companies develop tools that are sufficiently user-friendly and cost-effective, enterprises may choose to design, develop or maintain all or part of their Intranets, Extranets or Web sites in-house. If the market for such services does not continue to develop or develops more slowly than expected, or if the Company's services do not achieve market acceptance, its business, results of operations, financial condition and prospects will be materially adversely affected. These risks, other than those specifically associated with Internet professional services, are also applicable to B2B.

Volatility of Stock Price. The trading prices of the Company's Common Stock has historically been subject to wide fluctuations due to a variety of factors including announcements regarding financial results and significant orders. Failure to achieve periodic revenue, earnings and other operating and financial results as forecasted or anticipated by brokerage firms or industry analysts could result in an immediate and adverse effect on the market price of the Company's common stock. The Company may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in a greater immediate and adverse effect on the common stock of the Company. In addition, the stock market, which has recently been at or near historic highs, has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

Rapid Technological Change. The market for Internet professional services is characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new processes and technologies and evolving industry standards and practices that could render the Company's existing service practices and methodologies obsolete. The Company's success will depend, in part, on its ability to improve its existing services, develop new services and solutions that address the increasingly sophisticated and varied needs of its current and prospective clients, and respond to technological advances, emerging industry standards and practices, and competitive service offerings. Failure to do so could result in the loss of existing customers or the inability to attract and retain new customers, either of which developments could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. There can be no assurance that the Company will be successful in responding quickly, cost-effectively and sufficiently to these developments. If the Company is unable, for technical, financial or other reasons, to adapt in a timely manner in response to changing market conditions or client requirements, its business, financial condition, results of operations and prospects would be materially adversely affected. These risks, other than those specifically associated with Internet professional services, are also applicable to B2B.

Risks of Fixed-Price Engagements. The Company generates and expects to continue to generate a significant portion of its revenues through project fees billed on a fixed-price basis as distinguished from billing on a time and materials basis. The Company assumes greater financial risk from fixed-price type contracts than on either time-and- material or cost-reimbursable contracts. The failure to estimate accurately the resources and time required for an engagement, to manage client expectations effectively regarding the scope of services to be delivered for the estimated fees or to complete fixed-price engagements within budget, on time and to clients' satisfaction would expose the Company to risks associated with cost overruns and, in certain cases, penalties, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

Potential Liability to Clients. Many of the Company's service engagements involve the development, implementation and maintenance of applications that are critical to the operations of their clients' businesses. The Company's failure or inability to meet a client's expectations in the performance of its services could injure the Company's business reputation or result in a claim for substantial damages against the Company, regardless of its responsibility for such failure. In addition, the Company possesses technologies and content that may include confidential or proprietary client information. Although the Company has implemented certain policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim for substantial damages. The Company has attempted to limit contractually its damages arising from negligent acts, errors, mistakes or omissions in rendering professional services; however there can be no assurance that any contractual protections will be enforceable in all instances or would otherwise protect the Company from liability for damages. Although the Company maintains general liability insurance coverage, it does not maintain coverage for errors. There can be no assurance that the Company's insurance coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that are uninsured, exceed available insurance coverage or result in changes to the Company's insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements, could adversely affect the Company's business, results of operations and financial condition. These risks, other than those specifically associated with Internet professional services, are also applicable to B2B.

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and software used by many companies, including customers and potential customers of the Company, may need to be upgraded to comply with such "Year 2000" requirements. The Company is closely monitoring the progress the developers of the software the Company utilizes in many of its customer projects i.e. Microsoft Corporation, as well as the developers of the software utilized in internal systems are making towards ensuring that the products the Company utilizes are Year 2000 compliant. The Company believes that its internal systems and third party software incorporated into client solutions will be Year 2000 compliant. Failure to provide Year 2000 compliant business solutions and software to its customers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's costs to ensure that internal systems and software acquired for integration into client business solutions are Year 2000 compliant has not been and is not expected to become significant. The Company has not implemented any contingency plans if it fails to become year 2000 compliant. These risks, other than those specifically associated with Internet professional services, are also applicable to B2B.

Further, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company.

Future Capital Needs. The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. The Independent Auditors' report for the fiscal year ended May 31, 1999 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. As part of its business plan to enhance liquidity, the Company has reduced its operating expenses, secured in July 1998 and November 1998 $1,487,900 and $1,969,900, respectively, from the sale of common stock and preferred stock in two separate private placements and is continuing its activities designed to increase its revenues. However, these funds may not be sufficient to meet the Company's longer-term cash requirements for operations. Based on management's assessment of the demand for Internet based professional services, the Company has and may continue to significantly alter the level of expenses. Management believes that based on funds on hand at May 31, 1999 and anticipated revenues, operations can continue until at least through December 1999. The Company may need to raise additional funds in order to continue operations beyond such date and to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the success of the Company's existing and new service offerings and competing technological and market developments. The Company may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its intellectual property or selected business opportunities. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. If adequate funds are not available on acceptable terms, the Company may be unable to continue operations or fully exploit business opportunities available to it. These risks are also applicable to B2B.

Additional Dilution. As of July 31, 1999, the Company has issued and outstanding 8,040 shares of Series D Preferred Stock convertible into 10,050,000 shares of the Company's Common Stock and 40 shares of Series C Preferred Stock convertible into 40,410 additional shares of the Company's Common Stock. The Company also has outstanding options and warrants to purchase approximately 4,490,974 shares of Common Stock in the aggregate. In addition, upon a liquidation of B2B and in lieu of certain liquidation preferences, the holders of B2B Preferred Stock may exchange each share of B2B Preferred Stock for 400 shares of the Company's Common Stock (the "Cornerstone Exchange Rate"), subject to certain adjustments. If upon a liquidation a holder of B2B Preferred Stock elects to exchange their B2B Preferred Stock into the Company's Common Stock at the Cornerstone Exchange Rate, Cornerstone shall have the option exercisable until September 30, 2000 to purchase all, or any portion of B2B Preferred Stock at a purchase price equal to
1.5 multiplied by the $1,000 Stated Value for each share of B2B Preferred Stock. These risks, other than those specifically associated with Internet professional services, are also applicable to B2B.

If B2B, by September 30, 2000, does not consummate a public offering of equity of B2B where the gross proceeds to B2B are in excess of $5,000,000 (the "Subsequent Financing"), each share of B2B Preferred Stock must either, at the option of the holder, (i) convert into Common Stock of B2B at a specified conversion rate, or (ii) be exchanged for the Company's Common Stock at the Cornerstone Exchange Rate.

The Cornerstone Exchange Rate will be subject to adjustment to protect against dilution in the event of stock dividends, stock splits, combinations, subdivision and reclassification of Cornerstone. If the holder elects to exchange the B2B Preferred Stock into the Company's Common Stock then immediately prior to such exchange Cornerstone shall have the option to purchase all, or any portion of the B2B Preferred Stock at a purchase price equal to 1.5 multiplied by the $1,000 Stated Value for each share of the B2B Preferred Stock.

Government Regulation and Legal Uncertainties. The Company is not currently subject to direct government regulation, other than pursuant to the securities laws and the regulations thereunder applicable to all publicly owned companies, and laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet covering issues such as user privacy, freedom of expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communications services with Internet communications. Because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, which regulations could negatively affect client demand for Internet solutions that facilitate electronic commerce. Moreover, the adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services or increase the cost of doing business or in some other manner have a material adverse effect on the Company's business, financial condition, results of operations or prospects. These risks, other than those specifically associated with Internet professional services, are also applicable to B2B.

Dependence on Key Accounts. There were two customers that individually comprised more than 10% of Internet services revenue of the Company for the fiscal year ended May 31, 1999. The Company's five largest customers comprised 69% of Internet services revenue of the Company for the fiscal year ended May 31, 1999. Since most of the Company's customers retain the Company on a project by project basis, a customer from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. To the extent that any of the Company's major customers do not remain a significant source of revenues, there could be a direct and immediate material adverse effect on the Company's business, financial condition, results of operations and prospects.

Concentration of Stock Ownership. The present directors, executive officers and their respective affiliates and 5% or more stockholders of the Company beneficially own a majority of the outstanding Common Stock of the Company. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

Conflicts of Interest. B2B and the Company in the future may be presented with similar business opportunities or compete for future business. There can be no assurance that any of such conflicts will be resolved in favor of the Company.


RISK FACTORS- ADDITIONAL IMPORTANT FACTORS TO BE CONSIDERED FOR B2B

Possible Acquisitions or Joint Ventures. It is currently anticipated that a substantial portion of B2B's future growth will result from acquisitions of additional lines of similar or complementary business or through investments in joint ventures with other entities. While B2B is currently in discussions with companies regarding possible marketing relationships and joint venture arrangements, to date B2B has no commitments, understandings or arrangements with respect to any such transaction and there can be no assurance that any such transaction will be consummated or that they will be profitable for B2B.

Dependence on The Company's Personnel and the Personnel of Joint Ventures; Need to Attract Additional Personnel. B2B's future success will depend to a large extent on the efforts and the work product of employees of the Company. There is no requirement for any of such employees to devote even a substantial amount of time to B2B. Accordingly, such personnel will have conflicts of interests in allocating their time among various business activities. B2B's success will also depend to a large extent on the contributions of the management personnel of the various industry ventures in which it engages. The inability of B2B's future joint ventures to attract qualified personnel could have a material adverse effect on B2B's business, financial condition and results of operations.

B2B's success will depend to a large extent on the efforts and the work product of employees of the Company. B2B is in the early stages of building a sales force and telesales group. B2B will need to continue to hire additional personnel as B2B's business grows. A shortage in the number of trained salespeople could limit B2B's ability to increase sales in B2B's existing Web sites and to sell as B2B launches new Web sites.

Finally, the ability to attract and retain highly trained executives and professionals with background experience and knowledge of the Internet, intranet and other new media platforms is critical to the success of B2B. B2B's ability to develop its businesses will depend upon its ability to recruit and retain additional personnel, including engineering, marketing and management personnel. Competition for qualified personnel is intense and accordingly, there can be no assurance that B2B will be able to retain or hire all of the necessary personnel or that B2B may not otherwise need to change its personnel to compete in its rapidly changing market.

Need for Additional Financing. Although B2B believes that the net proceeds of the B2B Private Placement were sufficient to allow it to develop its technology infrastructure and to initially fund FOODgalaxy, inasmuch as B2B has no other commitments, understandings or arrangements with respect to any other transaction, B2B cannot ascertain the capital requirements for any particular transaction. In addition, B2B will need additional funding to further develop its technology and infrastructure and apply its technology to other industries. Accordingly, in order to achieve its business objectives, B2B will be required to seek additional financing. There can be no assurance that such financing would be available on acceptable terms, if at all. The failure of B2B to secure such additional financing could have a material adverse effect on the continued development or growth of B2B.

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

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

                                     PART 3

Item 9    Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance With Section 16(a) of the Exchange Act

The response on this item is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended.
                                       14

Item 10    Executive Compensation

The response on this item is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended.

Item 11    Security Ownership of Certain Beneficial Owners and Management
The response on this item is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended.

Item 12    Certain Relationships and Related Transactions
The response on this item is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended.


Item 13     Exhibits, Lists and Reports on Form 8-K
 (a) 1      Financial Statements

The following financial Statements are filed as part of this report
                                                                            Page
Report of Independent Auditors                                                17
Consolidated Balance Sheets as of May 31, 1999   and 1998                     18
Consolidated Statements of Operations for the years ended
 May 31, 1999 and 1998                                                        19
Consolidated Statements of Stockholders' Equity for the years ended
 May 31, 1999 and 1998                                                        20
Consolidated Statements of Cash Flows for the years ended
 May 31, 1999 and 1998                                                        21
Notes to Consolidated Financial Statements                                    22

(a) 2       Financial Statement Schedules
            None required

(a) 3       Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit
Number           Description of Exhibit
------           ----------------------
**3.1            Certificate of Incorporation of the Company, as amended.
*3.2             Amendment to Certificate of Incorporation.
**3.3            By-laws of the Company, as amended.
*****3.4         Amendment to Certificate of Incorporation
**4.7            Form of Unit Purchase  Option granted to the Underwriter of its designees.
****4.13         Certificate  of Designation  for Class C Convertible  Preferred
                 Stock.
*****4.14        Certificate  of Designation  for Class D Convertible  Preferred
                 Stock.
*****4.15        Certificate  of  Designation  for Class A Convertible  Prefered
                 Stock for B2B Galaxy.com Inc.
**10.1           Employment  Agreement  dated as January 3, 1994, by and between the Company and Andrew Gyenes.
*10.4            Form of Indemnification  Agreement between each of the Officers and Directors of the Company and the Company.
**10.8           1994 Incentive and Non-Qualified Stock OptionPlan.
**10.9           1994 Consultant Stock Option Plan.
**10.14          1995 Stock Option Plan for Outside Directors.
***10.20         Agreement  dated December 4, 1996 between the Company and USWeb
                 Corporation.
***10.21         Agreement  dated  August  15,  1997  between  the  Company  and
                 Enteractive Distribution Company.

****             Agreement  dated  August  14,  1998  between  the  Company  and
                 Enteractive Distribution Company.
*****23.1        Consent of KPMG LLP




*                Incorporated  herein  by  reference  to  such  Exhibit  to  the
                 Registration   Statement   on  Form  SB-2  of  the   Registrant
                 (Registration No.333-2244) filed in March 1996 as amended.
**               Incorporated  herein  by  reference  to  such  Exhibit  to  the
                 Registration   Statement   on  Form  SB-2  of  the   Registrant
                 (Registration No. 33-83694) filed on September 6, 1994.
***              Incorporated  herein  by  reference  to  such  exhibit  to  the
                 Company's  Annual  Report on Form  10-KSB for the  fiscal  year ended May 31, 1997.
****             Incorporated  herein  by  reference  to  such  Exhibit  to  the
                 Company's Annual Report on Form 10KSB for the fiscal year ended
                 May 31, 1998.
*****            Filed herewith

(b)              Reports on Form 8-K

                 The Company filed on report on Form 8-K under Item 5 -- Other Events

                          Independent Auditors' Report


The Board of Directors and Stockholders
Cornerstone Internet Solutions Company:


We have audited the accompanying consolidated balance sheets of Cornerstone Internet Solutions Company and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Internet Solutions Company and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                                        KPMG LLP


Melville, New York
August 26, 1999

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Consolidated Balance Sheets

                                                                        May 31,       May 31,
                                                                         1999          1998
                                                                  --------------   -----------
ASSETS
Current Assets
      Cash and cash equivalents                                   $  2,939,596    $    392,200
      Investments                                                      398,348         167,400
      Accounts receivable, net                                       1,024,624         343,700
      Other receivables                                                 20,587         100,000
      Prepaid expenses and other                                        49,475         269,300
                                                                  ------------    ------------
         Total current assets                                        4,432,630       1,272,600

Affiliation rights, net                                                191,667         219,200
Property and equipment, net                                            671,182         485,900
Other                                                                  200,920          69,200
                                                                  ------------    ------------
                                                                  $  5,496,399    $  2,046,900
                                                                  ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Current maturities of long-term debt                        $    104,954    $     99,500
      Accounts payable                                                 830,397         538,100
      Accrued restructuring expenses                                    25,286          95,400
      Accrued payroll and related expenses                             124,866         202,800
      Other accrued expenses                                           437,306         410,300
      Other current liabilities                                         30,000           9,300
                                                                  ------------    ------------
         Total current liabilities                                   1,552,809       1,355,400
Long-term debt, excluding current maturities                             1,465         106,400
                                                                  ------------    ------------
          Total liabilities                                          1,554,274       1,461,800
                                                                  ------------    ------------

Minority interest                                                      938,838            --

Stockholders' Equity
    Preferred stock, $.01 par value,
    2,000,000 shares authorized;
          Class A  0 and 340 shares issued and
           outstanding at May 31, 1999 and 1998                           --              --
          Class B, 0 and 2,000 shares issued and
          outstanding at May 31,1999 and 1998                             --                20
           Class C, 540 and 6,260 shares issued and outstanding
           at May 31,1999 and 1998                                           5             100
           Class D, 8040 and 0 shares issued and outstanding at
            May 31, 1999 and 1998, liquidating preference of
           $11,055,000 at May 31, 1999                                      80            --
    Common stock, $.01 par value, 50,000,000 shares
           authorized and  13,121,013 and 9,441,117 shares
           issued and outstanding at May 31, 1999 and 1998             131,210          94,400
    Additional paid-in capital                                      36,018,294      30,222,480
    Accumulated other comprehensive income                             398,348         167,400
    Accumulated deficit                                            (33,544,650)    (29,899,300)
                                                                  ------------    ------------
          Total stockholders' equity                                 3,003,287         585,100
                                                                  ------------    ------------
                                                                  $  5,496,399    $  2,046,900
                                                                  ------------    ------------

    See notes to consolidated financial statements

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Consolidated Statements of Operations

                                                Year Ended     Year Ended
                                               May 31, 1999   May 31, 1998
                                               ------------   ------------

Internet services revenue                       3,205,869      1,182,600
Software licensing and royalty revenue             51,200        328,300
                                              -----------    -----------
       Total revenues                           3,257,069      1,510,900
                                              -----------    -----------

Cost of internet services revenue               3,967,454      2,855,300
Cost of  licensing and royalty revenue               --           36,500
Marketing and selling expenses                    519,959      2,756,700
General and administrative expenses             2,317,762      2,472,700
Restructuring expenses                               --          427,700
                                              -----------    -----------
       Total costs and expenses                 6,805,175      8,548,900
                                              -----------    -----------

Operating loss                                 (3,548,106)    (7,038,000)


Other income (expense):
      Interest expense                            (10,760)       (14,600)
      Interest income                              10,594        108,600
      Other income (expense), net                 (33,292)           200
                                              -----------    -----------

Loss before income taxes                       (3,581,564)    (6,943,800)

Provision for income taxes                           --             --

Minority interest in net
loss of subsidiary, net                           (63,786)          --
                                              -----------    -----------
Net loss                                       (3,645,350)     (6,943,800)
                                              -----------    -----------


Preferred stock dividends and preferences      (1,850,950)   (11,477,800)
                                              -----------    -----------

Net loss to common stockholders              $ (5,496,300)   (18,421,600)
                                              -----------    -----------


Basic and diluted loss per share             $      (0.46)         (2.21)
                                              -----------    -----------

Weighted average shares of common stock        11,905,740      8,337,063
                                              -----------    -----------


See notes to consolidated financial statements.

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years ended May 31, 1999 and 1998

                                                                                   Accumulated
                                                                       Additional  Other Compre-                       Compre-
                         Preferred Stock          Common Stock         Paid-In     hensive     Accumulated             hensive
                       Shares       Amount    Shares         Amount    Capital     income      Deficit         Total   income
                       ----------------------------------------------  ------------------------------- -------------------------
Balance May 31, 1997    6,720    $   100    7,679,441 $     76,800   $ 28,038,400        -  $(22,955,500)    $ 5,159,800
Stock Option
 consulting expense                                                       210,000                               210,000
Stock options exercised     -          -      115,489        1,100        243,000        -                      244,100
Exchange of public
 warrants for common
 stock                                        248,864        2,500         (2,500)                                    -
Exchange of private
 warrants for common
 stock                     -           -    1,397,323       14,000        (14,000)                     -              -
Redemption of preferred
 stock                  (120)          -            -            -       (165,000)                             (165,000)
Preferred stock dividend                                                  (78,200)                              (78,200)
Sale of Class B
 convertible preferred
 stock                 2,000          20            -            -      1,990,780                             1,990,800
Investment in USWeb
 warrants                                                                          167,400                      167,400     167,400
Net loss                  -            -            -            -              -             (6,943,800)     (6,943,800)(6,943,800)
                       ------------------------------------------------------------------------------------------------------------
Balance May 31, 1998   8,600     $   120    9,441,117     $ 94,400   $ 30,222,480 $167,400  $(29,899,300)       $585,100 (6,776,400)
                       ------------------------------------------------------------------------------------------------------------

Stock option consulting
  expense                  -           -            -            -         19,168       -                       19,168
Stock options exercised    -           -      216,685        2,167        410,871       -              -       413,038
Warrants exercised         -           -      246,100        2,461        575,874       -              -       578,335
Sale of Class D
 convertible preferred
 stock                 1,600          16            -            -      1,969,884                             1,969,900
Conversion of preferred
 stock to common stock (1,220)       (12)   1,448,361       14,484        (14,472)                                    -
Sale of common stock       -           -    1,768,750       17,687      1,470,213       -              -      1,487,900
Exchange of Class B
 preferred stock for
 Class D preferred stock(400)         (4)           -            -              4                      -            -
Transaction involving
 subsidiary's common
 stock                     -           -            -            -         27,369                                27,369
Preferred stock dividend
 adjustment                -         (35)           -           11         79,303                      -         79,279
Preference from issuance
 of subsidiary's
 preferred stock                                                        1,257,600                             1,257,600
Change in fair value of
 investments in USWeb
 warrants                  -           -            -            -              -  230,948             -        230,948     230,948

Net loss                   -           -            -            -              -        -      (3,645,350)  (3,645,350) (3,645,350)
                       -------------------------------------------------------------------------------------------------------------
Balance May 31, 1999   8,580       $  85   13,121,013    $ 131,210   $ 36,018,294 $398,348    $(33,544,650)  $3,003,287  (3,414,402)
                       -------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Consolidated Statements of Cash Flows


                                                                                         Year Ended May 31,
                                                                                       1999             1998
                                                                                    ---------------------------
Cash flows from operating activities:
Net loss                                                                            $(3,645,350)   $(6,943,800)
Adjustments to reconcile net loss to net cash used in operating activities
            Depreciation and amortization                                               246,173        258,200
            Write-off of affiliation rights                                                --          315,000
            Stock option consulting expense                                              19,168        210,000
            Minority interest in net loss of consolidated subsidiary, net                63,786           --
Changes in assets and liabilities:
           Accounts receivable                                                         (680,924)      (119,300)
           Other receivables                                                             79,413           --
           Prepaid expenses and other                                                   219,825       (175,500)
           Other assets                                                                 (36,720)        (7,700)
           Accounts payable                                                             292,297        250,200
           Accrued expenses                                                             (41,763)        84,600
           Other current liabilities                                                     20,700        (60,200)
                                                                                    --------------------------
                             Net cash used in operating activities                   (3,463,395)    (6,188,500)
                                                                                    --------------------------
Cash flows from investing activities:
            Purchases of property and equipment                                        (366,858)      (529,600)
            Purchases of investments                                                    (95,000)          --
                                                                                    --------------------------
                             Net cash used in investing activities                     (461,858)      (529,600)
                                                                                    --------------------------
Cash flows from financing activities:
            Proceeds from exercise of stock options                                     413,038        244,100
            Net proceeds from issuance of common and preferred stock                  3,457,800      1,990,800
            Proceeds from exercise of warrants                                          578,335           --
            Net proceeds from sale of subsidiary's preferred stock                    2,122,957           --
            Proceeds from sale and leaseback of equipment                                  --          249,900
            Preferred stock dividend                                                       --          (78,200)
            Principal payments under long-term debt                                     (99,481)       (84,200)
            Redemption of preferred stock                                                  --         (165,000)
                                                                                    --------------------------
                             Net cash provided by financing activities                6,472,649      2,157,400
                                                                                    --------------------------
                             Net increase (decrease) in cash and cash equivalents     2,547,396     (4,560,700)
Cash and cash equivalents
            Beginning of year                                                           392,200      4,952,900
                                                                                    --------------------------
            End of year                                                             $ 2,939,596    $   392,200
                                                                                    ==========================
Non-cash investing and financing activities


 Issuance of subsidiary's common stock for fixed assets                             $    37,064    $      --


See notes to consolidated financial statements

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                              May 31, 1999 and 1998


1.          Business and Liquidity
            On July 2, 1998 the Company's stockholders ratified a proposal to change the Company's name from Enteractive, Inc. to Cornerstone Internet Solutions Company. Throughout fiscal 1997 Cornerstone Internet Solutions Company (the "Company") designed, published and marketed interactive multimedia titles for the entertainment and recreation markets. On December 4, 1996 the Company signed multiple market affiliate agreements with USWeb Corporation ("USWeb") and paid $625,000 for the right to operate USWeb/CKS affiliate offices in New York City, and certain other markets in the Northeast portion of the United States, for a ten-year period. This business provides a full range of Internet and Intranet-based business solutions, including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting and marketing.

            On August 15, 1997 the Company entered into an agreement with Enteractive Distribution Company, LLC ("EDC"), an unrelated company, whereby EDC acquired the inventory and certain accounts receivable existing at the date of the closing resulting from the Company's interactive multimedia publishing business. In addition, the Company assigned its domestic distribution contracts to EDC. On August 14, 1998 the Company and EDC entered into a new agreement and terminated the August 15, 1997 agreement, except with respect to the sale of inventory and accounts receivable and the assignment of the distribution contracts. Under the terms of the 1998 contract, the Company sold all its rights to its multimedia titles and has assigned all third party rights in the titles to EDC for $100,000. As of May 31, 1999 the balance due from EDC of $20,587 is reflected as other receivables.

            The Company's Internet and Intranet solutions services business commenced operations in the fourth quarter of fiscal 1997, but did not generate revenue until fiscal 1998. The Company is obligated to pay USWeb monthly fees equal in the aggregate to 7% of adjusted gross revenues, as defined, but not less than certain contractual minimum fees. During fiscal 1998, the Company reduced operating expenses by concentrating its development activities in New York City and its marketing activities in the surrounding tri-state area. As a result the Company, with the approval of USWeb surrendered its affiliation rights in certain other geographic regions and recorded a write off of $315,000 representing the unamortized portion of the related affiliation rights. In addition, the Company incurred restructuring expenses of $427,700 for the estimated losses from subleasing the closed offices and related severance costs paid in fiscal 1998. Accrued restructuring costs at May 31, 1999 of $25,286 consist of the remaining rent commitments in excess of sublease rental income for closed offices.

            On February 17, 1999, the Company formed B2Bgalaxy. com Inc. ("B2B") as a wholly owned subsidiary of the Company. The Company established B2B to leverage its expertise in business consulting, Internet technology and the development of business and e-commerce solutions to create industry-specific business-to- business e-commerce portals that link buyers and sellers through competitive on-line bidding with a focus on improving profitability. In May 1999, B2B launched FOODgalaxy.com, the first such portal, designed to lower the cost of food and supplies for restaurants and other food service providers through increased price competition. FOODgalaxy.com enables restaurants to post a customized inventory list online and requires suppliers to continually submit their latest product bids. This competitive process is designed to decrease the cost of goods to buyers and significantly reduce the time traditionally devoted to the comparative price shopping process.

            B2B received from a third party $37,064 of fixed assets in exchange for 20.6% of its common shares outstanding, which resulted in an increase in the Company's paid-in-capital of $27,369. In addition, on April 30, 1999 B2B sold 2,400 shares of convertible preferred stock ("Preferred Stock") for net proceeds of $2,122,957. The stated value of a share of the Preferred Stock is $1,000. B2B's Preferred Stock has a liquidation preference equal to its stated value and, upon liquidation, the holders may exchange each share of Preferred Stock for 400 shares of the Company's Common Stock in lieu of the liquidation preference. If such an exchange occurs, the Company has the option exercisable until September 30, 2000 to purchase any of the Preferred Stock at
            1.5 times the stated value of the Preferred Stock. The Preferred Stock does not provide for dividends and has voting rights equal to the number of shares of common stock into which it is convertible. If by September 30, 2000 B2B consummates a public offering of equity in excess of $5 million, each share of Preferred Stock automatically converts into 1,667 shares of B2B's Common Stock or converts based on 75% of the Common Share price in the financing, whichever results in a higher number of Common Shares. If B2B does not consummate the financing by September 30, 2000, then the holder of the Preferred Stock must at their option either convert each Preferred Share into 1,667 Common Shares of B2B or 400 Common Shares of the Company. If the holder elects Company Common Stock, the Company will have the option prior to the conversion to purchase the Preferred Stock at
            1.5 times stated value.

            As a result of the above transactions, at May 31, 1999 the Company owned 79.4% of B2B's Common Stock or 54% of B2B, assuming the conversion of B2B's Preferred Stock. The results of B2B are consolidated with those of the Company and minority interest is presented in the accompanying consolidated balance sheet. Due to the insignificance of the minority common shareholders' investment in B2B, the consolidated financial statements reflect approximately 97% of B2B's net loss for fiscal 1999.

            Based on the market price of the Company's Common Stock on the date of issuance, B2B's Preferred Stock had a non-cash beneficial conversion feature of $1,257,600. Such portion of the proceeds was allocated to additional paid-in capital and will be recognized as an expense in minority interest over the seventeen month period from the issuance of B2B's Preferred Stock to September 30, 2000, the first date that conversion to the Company's Common Stock can occur. The amortization is calculated using the effective interest method, increases minority interest in the balance sheet and amounted to approximately $74,000 in fiscal 1999.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. In November, 1998, the Company consummated a private placement of 1,600 shares of newly created Class D Preferred Stock for net proceeds of approximately $1,970,000 and in April, 1999 the Company received $2,122,957 from the sale of a subsidiary's Preferred Stock. As part of its business plan to enhance liquidity, the Company has reduced its operating expenses and continues to expand its customer base and engagement size to drive revenue and growth. It is also exploring financing its receivables to improve cash flow, and it is in the process of attempting to secure a line of credit. As of August 26, 1999 the Company has no commitments for either the financing or the line of credit.

2.          Summary of Significant Accounting Policies

 (a)        Consolidation Policy
            The consolidated financial statements include the accounts of Cornerstone Internet Solutions Company and its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

 (b)        Cash and Cash Equivalents and Investments
            All highly liquid debt instruments with maturities of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents of $2,736,121 and $392,200 at May 31, 1999 and 1998, respectively, consist of cash held in interest-bearing money market accounts. Pursuant to a shareholders' agreement for the Company's subsidiary, B2B, cash and cash equivalents amounting to $2,144,045, representing the remaining proceeds from the sale of B2B Preferred Stock, are restricted in use to expenditures related to B2B's business. Short-term investments, consisting of vested USWeb warrants, are "available for sale" securities that are recorded at fair value.

 (c)        Revenue Recognition

            Revenue from Internet and Intranet-based business solution services is recognized using the percentage of completion method based on progress to date to total estimated cost. Deferred revenue represents amounts paid by the customer for which the related services were not provided at the balance sheet date. Royalty revenue is recognized when earned. The allowance for doubtful accounts at May 31, 1999 and 1998 was $248,814 and $108,400, respectively. At May 31, 1999 and 1998 there are $378,278 and $126,000, respectively of unbilled accounts receivable, which are generally billable in the first quarter of the following fiscal year.

(d)         Affiliation Rights
            Fees for affiliation rights were paid to USWeb for the right to join the USWeb network and operate as an affiliate in the territories indicated in note 1. The fee is being amortized over the 10-year life of the agreement with USWeb. Affiliation rights at May 31, 1999 and 1998 were net of accumulated amortization of $118,333 and $90,800, respectively, and the $315,000 write off described above.

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

(h)         Earnings Per Share
            In fiscal 1998, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share", which requires the presentation of basic and diluted earnings per share. Basic earnings per share is based on weighted average shares outstanding and diluted earnings per share adds the dilutive effect of stock options and other common stock equivalents. Basic and diluted net loss per share for fiscal 1999 and 1998 is based on the weighted average number of shares of common stock outstanding, excluding common stock equivalents (common stock options and warrants and convertible preferred stock) since they are antidilutive.

 (i)      Accounting for Stock-Based Compensation
          The Company records compensation expense for employee stock options if the market price of the underlying stock exceeds the exercise price on the date of the grant. The Company has elected not to implement the fair value based accounting method for employee stock options, but has disclosed the pro forma net earnings per share to reflect employee stock option grants made beginning in fiscal 1996 as if such method had been used to account for stock-based compensation.

 (j)      Fair Value of Financial Instruments
          At May 31, 1999 and 1998, the fair value of the Company's cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses approximate their carrying value in the consolidated financial statements due to the short maturity of those instruments. The book value of the Company's debt approximates fair value.

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

(l) In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". In accordance with SFAS No. 130, the Company is required to present all components of comprehensive income in the consolidated financial statements.

3.        Property and Equipment

          Property and equipment, at May 31, 1999 and 1998, consisted of the following:

                                                  1999         1998      Useful Life
                                                  ----         ----      -----------
          Computer equipment                  $1,790,381   $1,360,400      3 years
          Furniture and other equipment          176,403      216,500    3-5 years
          Leasehold improvements                  46,386       32,400    Lease Term
                                              -----------------------
                                               2,013,170    1,609,300
          Accumulated depreciation and
          amortization                        (1,341,988)  (1,123,400)
                                              -----------------------
          Property and equipment, net         $  671,182   $  485,900
                                              ==========   ==========

4.        Long-Term Debt
          Long-term debt at May 31, 1999 and 1998, consisted of the following:

                                                  1999           1998
                                                  ----           ----


        Notes payable in connection
        with equipment financing
        secured by Company assets, with
        interest at 9.75%                     $  106,419        205,900
        Less current maturities                 (104,954)       (99,500)
                                              -------------------------
        Long-term debt, excluding current
        maturities                            $    1,465       $106,400
                                              =========================

          Interest costs of approximately $17,831 and $14,600 were paid in fiscal 1999 and 1998, respectively.

5.        Convertible Preferred Stock Class D
          On November 10, 1998 the Company raised $1,969,900, net of related expenses, through a private placement of 1,600 shares of Class D Convertible Preferred Stock (Class D Preferred Stock) at a purchase price of $1,250 per share. The holders of Class D Preferred Stock have the right, at any time commencing after the earlier of (I) June 30, 2000 or (II) if the closing price of the common stock shall have been at least $1.50 per share on 15 trading days during any 20-consecutive trading day period, to convert each share of Class D Preferred Stock into such whole number of shares of common stock equal to the aggregate stated value of the Class D Preferred Stock to be converted divided by $1.00, subject to adjustment. Each share of Class D Preferred Stock has a liquidation preference of $1,375 per share. The Class D Preferred Stock is entitled to vote on all matters submitted to the holders of the Company's common stock, at 1,250 votes per share, pays no dividends and is not redeemable. In the third quarter of fiscal 1999, the closing price of the Company's Common Stock was at least $1.50 per share on 15 trading days during a consecutive 20 day trading period and accordingly the holders of Class D Preferred Stock have the unrestricted right to convert each share of Class D Preferred Stock as described above. In fiscal 1999, the Company issued 7,320 shares of Class D Preferred Stock in exchange for Class B and C Preferred Stock (notes 6 and 7). During fiscal 1999, 880 shares of Class D Preferred Stock were converted into 1,100,000 shares of Common Stock. As of May 31, 1999 there were 8,040 shares of Class D Preferred Stock issued and outstanding convertible into 10,050,000 shares of Common Stock.

6.        Convertible Preferred Stock  Class A and C
          On December 12, 1996 the Company completed a private placement of 84 units, each unit consisting of 80 shares of Class A Convertible Preferred Stock (Class A Preferred) and 50,000 common stock purchase warrants to purchase in the aggregate 4,200,000 shares of Common Stock at an exercise price of $4.00 per share and expiring December 13, 2001(the "Warrants"). Proceeds from the private placement were approximately $7,869,100, net of related expenses of $531,000. The Class A Preferred has a stated value of $1,250 per share.

          On November 19, 1997, the Company offered to exchange the 4,200,000 Warrants for common stock (the "Exchange Offer"), whereby for each 2.8 warrants exchanged, the Company issued one share of its Common Stock. In connection with the Exchange Offer, the Company received the written consent of the participating preferred stockholders to amend the terms of the Class A Preferred to delay the date when the Class A Preferred Stock can first be converted into common stock from May 1, 1998 to July 1, 1999 and modify certain redemption features of the Class A Preferred . Holders of 6,260 shares of the Class A Preferred Stock agreed to the terms of the Exchange Offer. As a result, on February 6, 1998, the Company issued 1,397,323 shares of common stock in exchange for the cancellation of 3,912,500 Warrants. The fair value of the common stock issued approximated the fair value of the canceled Warrants. Subsequently, the Company redesignated the 6,260 shares of Class A Preferred held by the stockholders who approved the Exchange Offer as Class C Convertible Preferred Stock (Class C Preferred). Such preferred shareholders were entitled to receive a dividend at 12% per year of the stated value of the Class C Preferred for the period from April 30, 1998 to June 30, 1999. In accordance with the terms of the Preferred Stock exchange offer discussed below, all dividends associated with Class C Preferred exchanged were relinquished. Dividends are payable in common stock and for those Class C Preferred shares still outstanding after the exchange offer, such dividends amounted to $81,000 for the year ended May 31, 1999. In July, 1999 the Company issued 40,213 shares of Common Stock in full payment of the Preferred Stock dividends.

          Each share of Class C Preferred is convertible at any time after June 30, 1999 into such whole number of shares of common stock equal to the aggregate stated value of the Class C Preferred Stock to be converted divided by the lesser of (i) $2.00 or (ii) 50% of the average closing price for the common stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company must use 33% of the proceeds from any other public equity financing prior to January 1, 2000 to redeem the Class C Preferred at 110% of the stated value. The Company also has the option to redeem all, or any portion of on a pro rata basis, the Class C Preferred at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

          The conversion rate of the Class C Preferred (when calculated on the basis of dividing the stated value by $2.00 only) will be subject to adjustments to protect against dilution in the event of stock dividends, stock splits, and certain other events. In July, 1999, 500 shares of Class C Preferred were converted into 505,132 shares of common stock.

          On April 27, 1998, the Company notified the holders of the Class A Preferred that the Company would redeem the remaining 460 shares of outstanding Class A Preferred as of May 28, 1998 at a price per share equal to 1.1 multiplied by the stated value of each share of Class A Preferred. Holders of 340 shares of Class A Preferred exercised their right to convert such Class A Preferred to common stock, which resulted in the issuance of 348,361 shares of common stock in June 1998. 120 shares of Class A Preferred were redeemed for $165,000 in May 1998.

          In October 1998, the Company offered to exchange one share of its Class D Preferred Stock for one share of Class C Preferred. There were 6,260 shares of Class C Preferred outstanding at the time of the offer. On November 25, 1998 the Company issued 5,720 shares of Class D Preferred Stock in exchange for a like amount of Class C Preferred pursuant to the exchange offer.

7.        Class B Convertible Preferred Stock
          On February 19, 1998, the Company consummated a $2,000,000 private placement resulting in the issuance of 2,000 shares of Class B Convertible Preferred Stock (Class B Preferred ). Net proceeds to the Company were $1,990,800. The Class B Preferred with a stated value of $1,000 per share, was entitled to vote on all matters submitted to holders of the Company's common stock, at 1,000 votes per share, paid no dividends and was not redeemable.

          On December 7, 1998 the Company issued 1,600 shares of Class D Preferred Stock in exchange for all the outstanding Class B Preferred . The exchange was the result of the Company's offer, which provided that one share of its Class B Preferred with a $1,000 stated value could be exchanged for .8 shares of Class D Preferred Stock with a $1,250 stated value.

          Based on the market price of the Company's common stock on the date of issuance the Class B Preferred Stock had a non-cash beneficial conversion feature of $2,250,550. The beneficial conversion feature was being recognized solely in the calculation of loss per common share over a 14 month period, beginning with the issuance of the Class B Preferred to March 1999 (the first date that conversion could have occurred). Due to the exchange of all the Class B Preferred to

          Class D Preferred Stock, in the third quarter of fiscal 1999, the Company reflected the remaining balance of $824,000 in the loss per share calculation. As a result, the net loss to common shareholders includes preferred stock preferences related to the Class B Preferred of $1,769,950 and $480,600 for the years ended May 31, 1999 and 1998 respectively. In addition, the net loss to common shareholders in fiscal 1998 includes a preferred stock preference of $10,997,200 related to a beneficial conversion feature for the Class A Preferred, which was recognized through April 30,1998, the first date that conversion of those shares could occur.

8.        Private Placement of Common Stock
          On July 24, 1998 the Company consummated a private placement of 1,768,750 unregistered shares of Common Stock, for $1 per share. The net proceeds of the offering were approximately $1,487,900.

9.        Stock Options and Warrants
          On July 2,1998 the Company's stockholders approved an amendment to the Company's 1994 Incentive and Stock Option Plan (the "Employee Plan") increasing the number of shares of common stock authorized for issuance upon exercise of the options granted pursuant to the plan to 3,250,000. The Company also has a 1994 Stock Option Plan for
          Consultants and a 1995 Stock Option Plan for Directors and has reserved 1,000,000 and 150,000 shares, as amended, for issuance to consultants and non-employee directors, respectively.

            The Company periodically grants stock options outside the Employee Plan to other parties. All stock options, which have been granted by the Company, with the exception of those options granted to persons holding more than ten percent of the voting common stock in the Company on the date of grant, expire up to ten years after grant and are issued at exercise prices which are not less than the fair value of the stock on the date of grant. Options granted to persons holding more than ten percent of the voting common stock of the Company on the date of grant expire five years after grant and are issued at exercise prices which are not less than 110 percent of the fair value of the stock on the date of grant. Stock options generally vest monthly in equal increments over the first three years after the date of grant. Payment for the exercise price of an option may be made with previously acquired common stock of the Company with certain limitations.

          In November 1994, a total of 250,000 options were granted to two consultants (one of which was a former director of the Company) under the 1994 Stock Option Plan for Consultants for advisory services. The options are exercisable for 10 years from date of grant at an exercise price of $3.75. In fiscal 1997, the Company granted 400,000 options to a partnership, which provides consulting services to the Company. The options are exercisable for a three year period from the date of grant at an exercise price of $2.375. The expense related to the services was recognized over the one-year vesting period. In addition, in fiscal 1999, 1998 and 1997 15,000, 75,000, and 214,080 options, respectively, were granted to various consultants at exercise prices ranging from $1.75 to $3.00. Each are exercisable for periods which range from five to ten years. Stock option compensation expense related to these grants for fiscal 1999 and 1998 was $19,168 and $210,000 respectively. A total of 445,920 options remain available for grant under the 1994 Stock Option Plan for Consultants.

          Under the 1995 Stock Option Plan for Outside Directors, each person who is an outside director on January 1 of each calendar year, commencing January 1, 1995, shall be granted 5,000 options to purchase shares of common stock of the Company. At May 31, 1999, 80,000 options have been granted under the 1995 Stock Option Plan for Outside Directors and 70,000 are available for grant.

          A summary of all stock option transactions of the Company is as follows:

                                  Number of     Price range      Weighted
                                    options       per share    average price
                                    -------       ---------    -------------
Outstanding at May 31, 1997       3,133,390    $1.63 - 3.75      $2.53

Granted                             989,500    $1.13 - 3.50
Exercised                          (115,489)   $1.71 - 2.35
Canceled                           (648,950)   $1.63 - 3.00
                                  ---------
Outstanding at May 31, 1998       3,358,451    $1.13 - 3.75      $2.63

Granted                           1,084,000    $0.66 - 3.56
                                               ============
Exercised                          (216,685)   $0.81 - 2.45
                                               =============
Cancelled                          (432,292)   $0.83 -3.75
                                  ---------    =============

Outstanding at May 31, 1999       3,793,474    $0.66 - $3.75     $2.33
                                  ========= ================     =====
Exercisable at May 31, 1999       1,657,970    $0.75 - $3.75     $2.57
                                 ==========    =============   =======

            The options outstanding as of May 31, 1999 are summarized in ranges as follows:


                              Weighted Average    Number of Options   Weighted Average
 Range of Exercise Price       Exercise Price        Outstanding       Remaining Life
---------------------------------------------------------------------------------------
      $0.66 - $2.41                $2.11             3,143,125           4 Years
      $2.42 - $3.75                $3.41               650,349           3 Years
                                                     ---------
                                                     3,793,474
                                                     =========

The Company applies APB Opinion No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the consolidated financial statements for its employee stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under

SFAS No.123, the Company's net loss to common shareholders and net loss per common share would have been increased to the following pro forma amounts:


                                          1999                   1998
                                          ----                   ----
             Net loss:
              As reported             ($5,496,300)           ($18,421,600)
              Pro forma               ($6,324,854)           ($18,959,000)
             Net loss per share:
              As reported                  ($0.46)                 ($2.21)
              Pro forma                    ($0.53)                 ($2.24)

          The per share weighted-average fair value of stock options granted during fiscal 1999 and 1998 was $1.34 and $1.12, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions : 1999-expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 145%, and an expected option life of 5 years. 1998-expected dividend yield of 0%, risk free interest rate of 6%; expected stock volatility of 54% and an expected option life of 5 years.

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

            At May 31, 1998, the Company had 340,000 warrants outstanding that were issued in connection with a private placement. Of such warrants 246,100 were exercised at $2.35 per share in January 1999, and the balance expired unexercised on January 31, 1999.

            At May 31, 1999, the Company had reserved, authorized and unissued common shares for the following purposes (excluding those for stock options and convertible preferred stock):

                                                                Shares of
                                                                 Common
                                                      Exercise    Stock
                                                        Price    Issuable     Expiration
                                                      ======================================
           Warrants issued in connection with a
           convertible preferred stock offering        $4.00       287,500    December, 2001

           Unit purchase options for one share
           of common stock                             $6.60       200,000    October, 1999

           Stock purchase rights sold to
           underwriter                                 $3.71       210,000    May, 2001

                                                                   =======
             Total                                                 697,500
                                                                   =======

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                              May 31, 1998 and 1998


10.         Income Taxes
            The actual income tax benefit for fiscal 1999 and 1998 differs from the "expected" income tax benefit, computed by applying the U.S. Federal corporate tax rate of 34 percent to loss before income taxes, as follows:

                                                                    1999                         1998
                                                                    ----                         ----
            Computed "expected" tax benefit                     $(1,239,400)                $(2,360,900)
            Increase  in income taxes resulting from:
              Non-deductible expenses                                13,300                      78,200
              Non-deductible loss of subsidiary                     106,000                           -
             Increase in valuation allowance, primarily for
              Federal net operating loss carryforwards            1,120,100                   2,282,700
                                                                ---------------------------------------
            Actual tax benefit                                        -                            -
                                                                =======================================


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at May 31, 1999 and 1998, are as follows:

                                                           1999                  1998
                                                           ----                  ----
      Deferred tax assets:
      Net operating loss carryforwards                  $9,282,000            $8,206,000
      Allowance for doubtful accounts receivable            84,600                36,900
      Accrued expenses                                       9,400                19,700
      Research and development credit carryforward         127,300               127,300
      Property and equipment depreciation                   74,300                30,900
      Valuation allowance                               (9,577,600)           (8,420,800)
                                                       ---------------------------------
               Net deferred tax asset                          --                    --
                                                       =================================

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or operating losses are carried forward. The Company does not believe that it is more likely than not that it will realize its deferred tax asset and has established a valuation allowance of $9,577,600 and $8,420,800 at May 31, 1999 and 1998, respectively, based upon the Company's historical taxable losses and lack of offsetting objective evidence, and that management cannot currently determine whether the Company will generate taxable income during the remainder of the net operating loss carryforward period.

      At May 31, 1999, the Company had available approximately $27,300,000 of tax loss carryforwards, which expire in varying amounts in years 2008 through 2014. The utilization of certain of these tax loss carryforwards is subject to annual limitations imposed by the Internal Revenue Code
      Section 382 due to the Company's various equity transactions.

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                              May 31, 1999 and 1998


11.   Employee Benefit Plan
      The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code (IRC) that covers substantially all employees of the Company who elect to participate on a voluntary basis. Participants may authorize salary deferral amounts under the plan up to 15 percent of their compensation limited to a maximum amount stipulated in the IRC. The plan also provides for a discretionary Company contribution, which is determined by the Board of Directors. No discretionary Company contributions were made during the fiscal years 1999 and 1998.

12.   Commitments
      Rent expense for operating leases for fiscal 1999 and 1998 approximated $190,948 and $317,800, respectively. The Company leases office space under non-cancelable operating leases, which expire at various times through 2003. Minimum future rentals by fiscal year for operating leases with noncancellable terms in excess of one year offset by sublease income are as follows:

      2000 - $194,563
      2001 - $167,121
      2002 - $162,499
      2003 - $157,840
      2004 - $0

13.   Business and Credit Concentrations
      In fiscal 1999 there were two customers that individually comprised more than 10% of revenue and in the aggregate amounted to 24% of accounts receivable and 48% of total revenues. In 1998 there were three customers that individually comprised more than 10% of revenue and in the aggregate amounted to 52% of accounts receivable and 45% of total revenues.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CORNERSTONE INTERNET SOLUTIONS
                                         COMPANY


Date:       August 30, 1999              By: EDWARD SCHROEDER
                                             ----------------
                                             Edward Schroeder, President
                                             and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the date indicated.

Name                      Title                             Date
----                      -----                             ----

/S/ANDREW GYENES          Chairman of the Board             August 30, 1999
----------------
Andrew Gyenes


/s/ Edward Schroder       Director, President and           August 30, 1999
-------------------       Chief Executive Officer
Edward Schroder           (Principal Financial Officer)

/S/RINO BERGONZI          Director                          August 30, 1999
----------------
Rino Bergonzi

/S/PETER GYENES           Director                          August 30, 1999
----------------
Peter Gyenes

/S/HARRISON WEAVER        Director                          August 30, 1999
------------------
Harrison Weaver