Form 10KSB/A
period 1999-05-31
CORNERSTONE INTERNET SOLUTIONS CO /DE/
filed 1999-09-27
CIK 929648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No //

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the Fiscal year ended May 31, 1999 were $3,257,069.

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

Executive Officers and Directors

The executive officers and directors of Cornerstone Internet Solutions Company (the "Company") as of August 1, 1999 are as follows:

Name                      Age         Position
Andrew Gyenes             63          Chairman of the Board
Edward Schroeder          50          President and Chief Executive Officer
David Rowe                33          Chief Operating Officer
Rino Bergonzi             53          Director
Peter Gyenes              54          Director
Harrison Weaver           67          Director

Andrew Gyenes has been Chairman of the Board since January 1994 and Chief Executive Officer of the Company from January 1994 to December 1997. He was President and a director of the Company from January 1994 through May 1994. For more than five years before joining the Company, Mr. Gyenes was Vice President of Gyenes & Co., a computer software consulting company, and Marketing Manager of Ann-Mar Manufacturing, Inc. ("Ann-Mar"), a family owned textile company. Mr. Gyenes continued in such positions on a part-time basis through January 1995, and since January 1995, has been a consultant to Ann-Mar. Most of Mr. Gyenes' career has been in the computer industry, including positions with Warner Communications (last serving as an Assistant Vice President responsible for Worldwide Information Systems), with IBM Corporation (last serving as Eastern Regional Manager for Scientific Systems at Service Bureau Corporation, a former wholly-owned IBM subsidiary), and with Western Union (last serving as Assistant Vice President of Data Processing).

Edward Schroeder has been the Company's President and Chief Executive Officer and a member of the Board of Directors since December 1997. From September 1997 to December 1997, Mr. Schroeder was a Vice President and General Manager of USWeb/CKS Cornerstone ("USWeb"), a wholly-owned subsidiary of the Company. Before joining USWeb, Mr. Schroeder had been affiliated with IBM Corporation for over 25 years. Most recently he was the Vice President, Northeast Area.

David Rowe has been the Company's Chief Operating Officer since May 1999. From April 1998 to April 1999, Mr. Rowe was a Vice President of Development of USWeb. Before joining USWeb/CKS Cornerstone, Mr. Rowe had been affiliated with New Technology Partners ("NTP") where he managed a variety of e-commerce web site development projects. Prior to NTP, Mr. Rowe spent close to 10 years in the financial services area where he held the positions of Vice President of Systems and Technology at Financial Times Information, and Director of Technical Services at Interactive Data.

Rino Bergonzi has served as a director of the Company since January 1995. Since November 1993, Mr. Bergonzi has served as Vice President and Division Executive of Corporate Information Technology Services at AT&T, and has 25 years of experience in the information services field that includes working for such companies as Western Union, United Parcel Service Information Services and EDS Corp. Mr. Bergonzi is a director of QueryObject Systems Corporation, a public company which develops and markets proprietary business intelligence solutions.

Peter Gyenes has served as a director of the Company since January 1995. Mr. Peter Gyenes has served as Chairman and Chief Executive Officer and Executive Vice President, International Operations and Worldwide Sales of Ardent Software, Inc. formerly VMARK Software, Inc., ("Ardent") since August 1996. From May 1996 to August 1996, he served as Executive Vice President of International Operations of Ardent. Mr. Gyenes served as President and Chief Executive Officer of Racal InterLan, Inc., a leading supplier of local area networking products, from May 1995 to May 1996. Since January 1986, he has also served as a director of Axis Computer Systems, Inc. From January 1994 to April 1995 he was President of the Americas Division of Fibronic International, Inc. and from August 1990 to December 1993, Vice President and General Manager of Data General Corporation's international operations and mini-computer business unit. Mr. Peter Gyenes has also held management, marketing, sales and technical positions with Encore Computer, Prime Computer, Xerox and IBM. Mr. Peter Gyenes is the brother of Andrew Gyenes, Chairman of the Board of the Company.

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

Item 10    Executive Compensation

The following table sets forth, for fiscal 1999, 1998 and 1997, all compensation awarded to, earned by or paid to Andrew Gyenes, the Chairman of the Board, Edward Schroeder, President and Chief Executive Officer of the Company, and David Rove, Chief Operating Officer of the Company, the only other executive officers of the Company whose salary and bonus exceeded $100,000 with respect to the fiscal year ended May 31, 1999 (the "Named Executive Officers.")

                                                     SUMMARY COMPENSATION TABLE

                                               Annual Compensation                               Long Term
                                                                                               Compensation
                                                                                                 Awards
                                                                                               Securities
Name and Principal                          Salary          Bonus             Other Annual     Underlying
position                     Fiscal Year      ($)            ($)              Compensation      Options(#)
--------                     -----------      ---            ---              ------------      ----------


Andrew Gyenes                  1999         $125,000            --            $10,851(1)
Chairman of the Board          1998         $125,000            --            $10,500(1)
and Chief Executive            1997         $100,000            --            $13,357(1)         575,000
Officer

Edward Schroeder               1999         $120,000         $30,000          $10,882(1)         100,000
President, CEO                 1998         $ 85,500(2)      $41,250          $ 4,676(1)         300,000
and Principal Financial        1997             --              --               --                 --
Officer

David Rowe                     1999         $140,000         $58,000          $ 3,664(1)         225,000
Chief Operating Officer        1998         $ 11,818(3)      $ 7,500          $   612(1)
                               1997             --              --               --

(1) Represents payments by the Company for a leased automobile and related insurance and amounts paid by the Company toward health insurance premiums.
(2)      Mr. Schroeder's employment commenced September 15, 1997.
(3)      Mr. Rowe's employment commenced April 27, 1998.


                     Stock option grants in last fiscal year

The following table provides further information with respect to the options granted in fiscal 1999 to Mr. Schroeder and Mr. Rowe under the 1994 Plan.

                               STOCK OPTION TABLE

                                         % of Total
                           Number of      Options
                          Securities     Granted to
   Name and Principal     Underlying    Employees in   Exercise of    Expiration
       Position             Option       Fiscal Year    Base Price       Date

Edward Schroeder           100,000           9.5%        $1.06          9/4/03
President and Chief
Executive Officer

David Rowe                  35,000           3.0%        $2.40          4/27/03
Chief Operating Officer     65,000           6.0%        $1.75          6/1/03

                            50,000           4.7%        $0.83          9/15/03

                            25,000           2.3%        $0.83          9/15/08

                            50,000           4.7%        $1.40          12/24/03


Fiscal Year End Option Values

No options were exercised by the Named Executive Officers during fiscal 1999. The following table shows, for the Named Executive Officers, the number of shares covered by both exercisable and unexercisable employee stock options as of May 31, 1999, and the values for "in-the-money" options, which represent the positive spread between the exercise price of any outstanding stock option and the price of the Common Stock as of May 31, 1999, which was $2.625.

                          FISCAL YEAR END OPTION VALUES

                    Number of Securities Underlying          Value of Unexercised in-the-Money
                   Unexercised Options at FY Year End(#)        Options at FY-end($)
     Name              Exercisable/Unexercisable             Exercisable/Unexercisable

Andrew Gyenes             875,000/25,000                         $336,875/$0
Edward Schroeder         175,000/225,000                     $97,211/$183,989
David Rowe                52,222/172,778                     $51,763/$209,617

Item 11    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth beneficial ownership (as it relates to dispositive power) of the Company's Common Stock and Class C Preferred Stock and Class D Preferred Stock in the aggregate (Class C Preferred Stock and Class D Preferred Stock are collectively referred to herein as the "Preferred Stock") as of July 31, 1999 by (a) each stockholder known by the

Company to be the beneficial owner of five percent or more of the outstanding Common Stock and Preferred Stock, (b) each director and Named Executive Officer (as defined below) of the Company individually, and (c) all directors and executive officers as a group. Except as otherwise indicated in the footnotes below, (x) the Company believes that each of the beneficial owners of the Common Stock and Preferred Stock listed in the table, based on information furnished by such owner, has sole investment and voting power with respect to such shares, and (y) where no address is indicated, the address of the beneficial owner is the address of the principal executive offices of the Company. As of July 31, 1999, holders of Class C Preferred Stock are entitled to approximately 1,010.25 votes per share aggregating 40,410 votes for all outstanding shares of Class C Preferred Stock. Holders of each share of Class D Preferred Stock are entitled to 1,250 votes per share, aggregating 10,050,000 votes for all outstanding shares of Class D Preferred Stock. Accordingly, beneficial ownership of Common Stock as it relates to voting power will be higher than the amounts reflected in the table below with respect to those stockholders who hold Preferred Stock.

                                                                 Common Stock                              Preferred Stock
                                                    Number of Shares                             Number of
  Name and Address of Beneficial Owner                    (1)             % of Class               Shares             % of Class

Barry Rubenstein                                    12,600,486(2)            48.5%                 7,560(2)             94.0%
68 Wheatley Road
Brookville, NY 11545

Woodland Venture Fund                                1,921,002(3)            13.3%                   760(3)              9.4%
68 Wheatley Road
Brookville, NY 11545

Seneca Ventures                                      1,921,002(4)            13.3%                   760(4)              9.4%
68 Wheatley Road
Brookville, NY 11545

Woodland Services Corp.                              1,921,002(5)            13.3%                   760(5)              9.4%
68 Wheatley Road
Brookville, NY 11545

Woodland Partners                                    1,921,002(6)            13.3%                   760(6)              9.4%
68 Wheatley Road
Brookville, NY 11545

Irwin Lieber                                        10,302,484(7)            46.5%                 6,800(7)             84.6%
767 Fifth Avenue
45th Floor
NY, NY 10153

21st Century                                         4,532,951(8)            25.0%                2,800(11)             34.8%
Communications Foreign
Partners, L.P.
c/o Fiduciary Trust
(Cayman) Limited
P.O. Box 1062
Grand Cayman,
B.W.I

21st Century                                         4,532,951(9)            25.0%                2,800(11)             34.8%
Communications Partners, L.P.
767 Fifth Avenue
45th floor
New York, NY 10153

21st Century                                        4,532,951(10)            25.0%                2,800(11)             34.8%
Communications T-E Partners, L.P.
767 Fifth Avenue
45th floor
NY, NY 10153


Michael J. Marocco                                  4,532,951(12)            25.0%                2,800(12)             34.8%
767 Fifth Avenue
45th floor
NY, NY 10153

John Kornreich                                      4,532,951(12)            25.5%                2,800(12)             34.8%
767 Fifth Avenue
45th floor
NY, NY 10153

Harvey Sandler                                      4,532,951(12)            25.0%                2,800(12)             34.8%
767 Fifth Avenue
45th floor
NY, NY 10153

Andrew Sandler                                      4,532,951(12)           25.0 %                2,800(12)             34.8%
767 Fifth Avenue
45th floor
NY, NY 10153

Barry Fingerhut                                    10,280,484(13)            46.5%                6,800(13)             84.6%
767 Fifth Avenue
45th floor
NY, NY 10153

Wheatley Partners II, L.P.                          5,746,333(14)            30.9%                4,000(14)             49.8%
68 Wheatley Road
Brookville, NY 11545

Applewood Capital Corp.                             5,746,333(14)            30.9%                4,000(14)             49.8%
68 Wheatley Road
Brookville, NY 11545

Seth Lieber                                         5,746,333(14)            30.9%                4,000(14)             49.8%
767 Fifth Avenue
New York, NY 10153

Jonathan Lieber                                     5,746,333(14)            30.9%                4,000(14)             49.8%
767 Fifth Avenue
New York, NY 10153

Marilyn Rubenstein                                  1,921,002(15)            13.3%                  760(15)              9.4%
68 Wheatley Road
Brookville, NY  11545

The Marilyn & Barry Rubenstein Family               1,921,002(16)            13.3%                  760(16)              9.4%
Foundation
68 Wheatley Road
Brookville, NY  11545

Eli Oxenhorn                                          825,000(17)             5.8%                        0                 *
56 The Intervale
Roslyn Estates, NY 11576

Andrew Gyenes                                         895,000(18)             6.2%                        0                 *

Harrison Weaver                                        47,500(19)            *                            0                 *

Rino Bergonzi                                          30,000(20)            *                            0                 *

Peter Gyenes                                           38,000(21)            *                            0                 *

Edward Schroeder                                      175,000(22)            1.3%                         0                 *

David Rowe                                             52,222(22)            *

All directors and executive officers as a group     1,237,722(23)            8.0%                         0                *


-----------------------
*    less than 1%

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

(2) Based on Amendment Number 10 to a Schedule 13D filed in January 1999 by Barry Rubenstein, Woodland Venture Fund ("Woodland Fund"), Seneca Ventures ("Seneca"), Woodland Services Corp. ("Woodland Corp."), 21st Century Communications Partners, L.P. ("21st Partners"), 21st Century Communications T-E Partners, L.P. ("21st T-E"), 21st Century Communications Foreign Partners, L.P. ("21st Foreign"), Michael J. Marocco, John Kornreich, Harvey Sandler, Andrew Sandler, Barry Fingerhut, Irwin Lieber, Woodland Partners, Wheatley Partners II, L.P. formerly known as Applewood Associates, L.P. ("Applewood"), Applewood Capital Corp. ("Applewood Capital"), Seth Lieber, Jonathan Lieber, Marilyn Rubenstein, The Marilyn and Barry Rubenstein Family Foundation (the "Foundation"), and Brian Rubenstein and Rebecca Rubenstein (the "January 1999 13D"), Barry Rubenstein has sole beneficial ownership of 473,000 shares of Common Stock (including 175,000 shares of Common Stock underlying presently exercisable options). Mr. Rubenstein may also be deemed to share beneficial ownership of 12,127,486 shares of Common Stock (including 9,450,000 shares of Common Stock underlying Class D Preferred Stock and 400,000 shares of Common Stock underlying the exercise of a Warrant) by virtue of being: (i) a stockholder, officer and director of InfoMedia Associates, Ltd. ("InfoMedia") which is a general partner of 21st Partners, 21st T-E and 21st Foreign; (ii) a trustee of the Foundation; and (iii) a general partner of each of Applewood, Seneca, the Woodland Fund, Woodland Partners and Rev-Wood Partners ("Rev-Wood"). In addition, Mr. Rubenstein shares beneficial ownership of 7,560 shares of Class D Preferred Stock with the above listed entities. Mr. Rubenstein disclaims beneficial ownership of these securities, except to the extent of his equity interest therein.

 (3) Based on the January 1999 13D, the Woodland Fund has sole beneficial ownership of 514,415 shares of Common Stock (including 300,000 shares of Common Stock underlying Class D Preferred Stock). The Woodland Fund may also be deemed to share beneficial ownership of 1,406,587 shares of Common Stock (including 175,000 Shares of Common Stock underlying presently exercisable options and 650,000 shares of Common Stock underlying Class D Preferred Stock) with Seneca, Woodland Corp., Woodland Partners, and the Foundation. In addition, the Woodland Fund has sole beneficial ownership of 240 shares of Class D Preferred Stock and shares beneficial ownership of 520 shares of Class D Preferred Stock, with the above listed entities. The Woodland Fund disclaims beneficial ownership of these securities, except to the extent of its equity interest therein.

(4) Based on the January 1999 13D, Seneca has sole beneficial ownership of 343,636 shares of Common Stock (including 200,000 shares of Common Stock underlying Class D Preferred Stock). Seneca may also be deemed to share beneficial ownership of 1,577,366 shares of Common Stock (including 175,000 shares of Common Stock underlying presently exercisable options and 750,000 shares underlying Class D Preferred Stock) with the Woodland Fund, Woodland Corp., Woodland Partners, and the Foundation. In addition, Seneca has sole beneficial ownership of 160 shares of Class D Preferred Stock and shares beneficial ownership of 600 shares of Class D Preferred Stock with the above listed entities. Seneca disclaims beneficial ownership of these securities, except to the extent of its equity interest therein.

(5) Based on the January 1999 13D, Woodland Corp. shares beneficial ownership of 1,921,002 Shares of Common Stock (including 175,000 shares underlying options and 950,000 shares underlying Class D Preferred Stock) and 760 shares of Class D Preferred Stock with the Woodland Fund, Seneca, Woodland Partners, and the Foundation. Woodland Corp. disclaims beneficial ownership of these securities, except to the extent of its equity interest therein.


(6) Based on the January 1999 13D, Woodland Partners has sole beneficial ownership of 485,714 shares of Common Stock (including 450,000 shares underlying Class D Preferred Stock). Woodland Partners may also be deemed to share beneficial ownership of 1,435,288 shares of Common Stock (including 175,000 shares of Common Stock underlying presently exercisable options and 500,000 shares underlying Class D Preferred Stock) with the Woodland Fund, Seneca, Woodland Corp., and the
         Foundation. In addition, Woodland Partners has sole beneficial ownership of 360 Shares of Class D Preferred Stock and shares beneficial ownership of 400 shares of Class D Preferred Stock with the above listed entities. Woodland Partners disclaims beneficial ownership of these securities, except to the extent of its equity interest therein.

 (7) Based on the January 1999 13D, Irwin Lieber has sole beneficial ownership of 23,000 shares of Common Stock (including 17,000 shares underlying warrants). By virtue of being a stockholder, officer and director of InfoMedia and a general partner of Applewood, Irwin Lieber may be deemed to share beneficial ownership of 10,279,484 shares of Common Stock (including 8,500,000 shares of Common Stock underlying Class D Preferred Stock). In addition, Mr. Lieber shares beneficial ownership of 6,800 shares of Class D Preferred Stock with the above listed entities. Mr. Lieber disclaims beneficial ownership of these securities, except to the extent of his equity ownership therein.

(8) Based on the January 1999 13D, this amount includes 408,610 shares of Common Stock (including 319,000 shares of Common Stock underlying Class D Preferred Stock). 21st Foreign disclaims beneficial ownership of 3,074,169 shares of Common Stock owned by 21st Partners and 1,050,132 shares of Common Stock owned by 21st T-E.

(9) Based on the January 1999 13D, this amount includes 3,074,169 shares of Common Stock (including 2,373,000 shares underlying Class D Preferred Stock). 21st Partners disclaims beneficial ownership of 1,050,172 shares of Common Stock owned by 21st T-E and 408,610 shares of Common Stock owned by 21st Foreign.

(10) Based on the January 1999 13D, this amount includes 1,050,172 shares of Common Stock (including 808,000 shares underlying Class D Preferred Stock). 21st T-E disclaims beneficial ownership of 3,074,169 shares of Common Stock owned by 21st Partners and 408,610 shares of Common Stock owned by 21st Foreign.

(11) Beneficial ownership of these shares of Class D Preferred Stock is shared by 21st Foreign, 21st T-E, and 21st Partners.

(12) Based on the January 1999 13D, Messrs. Marocco, Lewis, Kornreich, H. Sandler and A. Sandler are each the sole stockholder, officer and director of an entity which is a general partner of an entity which is a general partner of 21st Partners, 21st T-E and 21st Foreign. Accordingly, they may each be deemed to share beneficial ownership of 4,532,951 shares of Common Stock and 2,800 shares of Preferred Stock which are collectively held by 21st Partners, 21st T-E and 21st Foreign. Each individual disclaims beneficial ownership of these securities, except to the extent of his equity interest therein.

(13) Based on the January 1999 13D, Barry Fingerhut has sole beneficial ownership of 1,000 shares of Common Stock. By virtue of being a stockholder, officer and director of InfoMedia and a general partner of Applewood, Barry Fingerhut may be deemed to share beneficial ownership of 10,279,484 shares of Common Stock (including 8,500,000 shares underlying Class D Preferred Stock) and 6,800 shares of Class D Preferred Stock. Mr. Fingerhut disclaims beneficial ownership of these securities, except to the extent of his equity interest therein.

(14) Based on the January 1999 13D, these amounts include 5,746,533 shares of Common Stock (including 5,000,000 shares underlying Class D
         Preferred Stock) and 4,000 shares of Class D Preferred Stock beneficially owned by Applewood. By virtue of being a general partner of Applewood, Applewood Capital may be deemed to share beneficial ownership of these shares. In addition, by virtue of being officers of Applewood Capital, Seth and Jonathan Lieber may also be deemed to share beneficial ownership of these shares. Applewood Capital, Seth Lieber, and Jonathan Lieber each disclaim beneficial ownership of these securities, except to the extent of their equity interests therein.

(15) Based on the January 1999 13D, by virtue of being a general partner of Woodland Partners, a trustee of the Foundation, and the wife of Barry Rubenstein, Marilyn Rubenstein may be deemed to share beneficial ownership of 1,921,002 shares of Common Stock (including 175,000 shares of Common Stock underlying presently exercisable Common Stock Warrants and 950,000 shares underlying Class D Preferred Stock) and 760 shares of Class D

         Preferred Stock. Ms. Rubenstein disclaims beneficial ownership of these securities, except to the extent of her equity interest therein.

(16) Based on the January 1999 13D, the Foundation has sole beneficial ownership of 104,237 shares of Common Stock. In addition, the Foundation may be deemed to share beneficial ownership of 1,816,765 shares of Common Stock (including 175,000 shares of Common Stock underlying presently exercisable Options and 950,000 shares underlying Class D Preferred Stock) and 760 shares of Class D Preferred Stock with Mr. and Ms. Rubenstein, the Woodland Fund, Seneca, Woodland Corp. and Woodland Partners. The Foundation disclaims beneficial ownership of these securities, except to the extent of its equity interest therein.

(17) Based on Amendment Number 2 to a Schedule 13D filed by Mr. Eli Oxenhorn in September 1998, these share amounts consist of 250,000 shares of Common Stock, 175,000 shares of Common Stock issuable upon the exercise of presently exercisable options or warrants held by Mr. Oxenhorn and 400,000 shares of Common Stock issuable upon the exercise of presently exercisable options or warrants held by an entity of which Mr. Oxenhorn is a General Partner.

(18) Consists of 875,000 shares of Common Stock issuable upon exercise of presently exercisable options and 10,000 shares owned by the AnnMar Manufacturing Inc. Employee Pension Plan as trustee and 10,000 shares owned jointly by Mr. Gyenes and his wife.

(19) Consists of 20,000 shares of Common Stock issuable upon exercise of presently exercisable options and 25,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the 1995 Stock Option Plan for Outside Directors (the "Outside Directors' Plan"). Excludes 50,000 presently exercisable options held by The Continuum Group, Inc., which options Mr. Weaver disclaims beneficial ownership of.

(20) Consists of 5,000 shares of Common Stock owned by Mr. Bergonzi and 25,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Outside Directors' Plan.

(21) Consists of 3,000 shares of Common Stock owned by Mr. Peter Gyenes, 25,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Outside Directors' Plan, and 10,000 shares owned by the AnnMar Manufacturing Inc. Employee Pension Plan as trustee.

(22) Consists of shares of Common Stock issuable upon the exercise of presently exercisable options.

(23) Also includes presently exercisable options to purchase 1,210,222 shares of Common Stock.

Item 12    Certain Relationships and Related Transactions

In February 1998, the Company consummated an exchange offer whereby the Company issued one share of Common Stock for every 2.8 Common Stock Purchase Warrants tendered in the exchange offer. Each of Applewood, Seneca, 21st Foreign Partners, 21st T-E, Woodland and Woodland Fund participated in the exchange offer. Applewood received approximately 446,429 shares, Seneca received approximately 35,714 shares, 21st Foreign Partners received approximately 39,286 shares, 21st T-E received approximately 103,036 shares, Woodland received approximately 35,714 shares, and Woodland Fund received approximately 53,571 shares.

In February 1998, the Company consummated a private placement of 2,000 shares of Class B Preferred Stock at a purchase price of $1,000 per share. The following entities which may be deemed to be 5% stockholders of the Company purchased Class B Preferred Stock in the private placement: Applewood Associates, L.P. (1,500 Shares) and Woodland Partners (250 Shares). Each share of Class B Preferred Stock was subsequently exchanged for .8 of a share of Class D Preferred Stock.

On November 10, 1998, the Company consummated a private placement of 1,600 shares of newly created Class D Preferred Stock for $1,250 per share. The following entities which may be deemed to be 5% stockholders of the Company purchased Class D Preferred Stock in the private placement: Applewood Associates, L.P. (Now known as Wheatley Partners II, L.P.), 21st Foreign Partners, 21st T-E and 21st Partners.

In January and February 1999 the Company received $619,614 from the exercise of warrants and options. Eli Oxenhorn a 5% Stockholder of the Company exercised warrants to purchase 25,500 shares at an exercise price of $2.35 per share.

Certain entities which may be deemed to be 5% stockholders of the Company acquired shares of B2B Class A Preferred Stock of the Company's subsidiary B2Bgalaxy.Com, Inc. ("B2Bgalaxy") in a Private Placement of Class A Preferred Stock of B2B Galaxy. The purchase price per share was $1,000. Each share of Class A Convertible Preferred Stock of B2Bgalaxy can be converted into Common Stock of the Company under certain conditions. The following 5% or greater stockholders (or entities affiliated with 5% or greater stockholders) purchased shares of Class A Preferred Stock of B2Bgalaxy.com: Seneca Ventures, 50 shares, Wheatley Foreign Partners, L.P. 24 shares, Wheatley Partners, L.P. 276 shares, Woodland Partners, 50 shares, and Woodland Venture Fund, 100 shares.


All of the above transactions resulted from arms-length negotiations and were approved by the independent members of the Company's Board of Directors who did not have an interest in the transactions. The Company believes that the terms of such transaction were on terms that were no less favorable than were available from unaffiliated third parties. Future and ongoing transactions with affiliates of the Company, if any, will be on terms believed by the Company to be no less favorable than are available from unaffiliated third parties and will be approved by a majority of the independent members of the Company's Board of Directors who do not have an interest in the transaction.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CORNERSTONE INTERNET SOLUTIONS COMPANY, INC.

Date: September 27, 1999                     By: /s/ Edward Schroeder
                                                 ------------------------
                                                 EDWARD SCHROEDER
                                             Edward Schroeder, President and
                                             Chief Executive Officer