Form 10QSB
period 1999-08-31
CORNERSTONE INTERNET SOLUTIONS CO /DE/
filed 1999-10-18
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 1999


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

YES /X/   NO  / /

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                        Number Outstanding
        Title of Class                                  as of August 31, 1999
        --------------                                  ---------------------
  Common Stock, $.01 Par Value                             13,669,292

Transitional Small Business Disclosure Format: Yes / /      No /X/

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                          Page
Item 1       Financial Statements

             Consolidated Balance Sheets at
             August 31, 1999 and May 31, 1999                             3

             Consolidated Statements of  Operations for the
             three-month periods ended August 31, 1999, and 1998          4

             Consolidated Statements of Cash Flows for the
             three-month periods ended August 31, 1999, and 1998          5

             Notes to Financial Statements                                6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                8



PART II - OTHER INFORMATION

                                                                         Page

Item 1.      Legal Proceedings                                           10

Item 2.      Change in Securities and Use of Proceeds                    10

Item 3.      Defaults upon Senior Securities                             10

Item 4.      Submissions of Matters to a Vote by Security Holders        11

Item 5.      Other Information                                           11

Item 6.      Exhibits and Reports on Form 8-K                            11


SIGNATURES                                                               12

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Consolidated Balance Sheets

                                                                              August 31,               May 31,
                                                                                 1999                   1999
                                                                            ------------            ------------
                                                                            (unaudited)
ASSETS
Current Assets:

      Cash and cash equivalents                                             $  1,182,840            $  2,939,596
       Investments                                                               431,340                 398,348
      Accounts receivable, net                                                 1,492,698               1,024,624
      Other receivables                                                           20,587                  20,587
      Prepaid expenses and other                                                  47,381                  49,475
                                                                            ------------            ------------
         Total current assets                                                  3,174,846               4,432,630

Affiliation rights, net                                                          185,278                 191,667
Property and equipment, net                                                      925,327                 671,182
Other                                                                            246,614                 200,920
                                                                            ------------            ------------
                                                                            $  4,532,065            $  5,496,399
                                                                            ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Current maturities of long-term debt                                  $     78,747            $    104,954
      Accounts payable                                                           853,717                 830,397
      Accrued payroll and related expenses                                        41,947                 124,866
      Other accrued expenses                                                     388,249                 462,592
      Other current liabilities                                                     --                    30,000
                                                                            ------------            ------------
         Total current liabilities                                             1,362,660               1,552,809
Long-term debt, excluding current maturities                                       1,465                   1,465
                                                                            ------------            ------------
          Total liabilities                                                    1,364,125               1,554,274
                                                                            ------------            ------------


Minority interest                                                              1,160,767                 938,838


Stockholders' Equity
    Preferred stock, $.01 par value,
    2,000,000 shares authorized;
           Class C, 40 and 540 shares issued and outstanding
           at August 31, 1999 and May 31,1999                                       --                         5
           Class D, 8040 shares issued and outstanding at
            August 31, 1999 and May 31, 1999, liquidating
            preference of $11,055,000 at August 31, 1999                              80                      80

    Common stock, $.01 par value, 50,000,000 shares
           authorized and  13,669,292 and 13,121,013 shares
           issued and outstanding at August 31, 1999 and
          May 31, 1999                                                           136,693                 131,210
    Additional paid-in capital                                                35,796,812              36,018,294
    Accumulated other comprehensive income                                       431,340                 398,348
    Accumulated deficit                                                      (34,357,752)            (33,544,650)
                                                                            ------------            ------------
          Total stockholders' equity                                           2,007,173               3,003,287
                                                                            ------------            ------------
                                                                            $  4,532,065            $  5,496,399
                                                                            ============            ============

    See notes to consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                      Three months ended August 31,
                                                                     1999                       1998
                                                                ---------------------------------------

Internet services revenues                                      $  1,016,001               $    528,900
Software licensing and royalty revenue                                  --                       38,000
                                                                ---------------------------------------
       Total revenues                                              1,016,001                    566,900


Cost of internet services revenues                                   955,798                  1,091,700
Marketing and selling expenses                                       226,565                    114,200
General and administrative expenses                                  666,627                    565,600
                                                                ---------------------------------------
       Total costs and expenses                                    1,848,990                  1,771,500
                                                                =======================================

Operating loss                                                      (832,989)                (1,204,600)
                                                                ---------------------------------------

Other income (expense):
      Interest expense                                                (2,077)                    (5,600)
      Interest income                                                 21,964                       --
      Other income (expense), net                                       --                          500
                                                                ---------------------------------------
Loss before income taxes                                            (813,102)                (1,209,700)
                                                                =======================================

Provision for income taxes                                              --                         --

Minority interest in net loss of subsidiary, net                    (221,929)                      --

                                                                ---------------------------------------
Net loss                                                          (1,035,031)                (1,209,700)

Preferred stock dividends and preferences                             (6,750)                  (669,600)

                                                                ---------------------------------------
Net loss  to common stockholders                                $ (1,041,781)              $ (1,879,300)
                                                                =======================================


Basic and diluted loss per share                                $       (.08)              $       (.17)
                                                                ---------------------------------------

Weighted average shares of common stock                           13,448,252                 10,989,409
                                                                =======================================


See notes to consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                       Three Months Ended August 31,
                                                                                         1999                1998
                                                                                  ---------------------------------------

Cash flows from Operating Activities
Net loss                                                                            $(1,035,031)         $(1,209,700)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                       86,255               98,800
     Non-cash consulting expense                                                           --                  6,400
     Minority interest in net loss of consolidated subsidiary                           221,929                 --
Changes in assets and liabilities
     Accounts receivable                                                               (468,074)            (162,000)
     Other receivables                                                                     --                 25,000
     Prepaid expenses and other                                                           2,094               78,700
     Other assets                                                                       (45,694)             (65,000)
     Accounts payable                                                                    23,320               35,400
     Accrued expenses                                                                  (157,261)             (94,700)
     Deferred revenue                                                                      --                129,300
     Other current liabilities                                                          (30,000)                --
                                                                                  ---------------------------------------
           Net cash used in operating activities                                     (1,402,462)          (1,157,800)

Cash flows from investing activities
      Purchases of property and equipment                                              (334,011)             (14,400)
                                                                                  ---------------------------------------
           Net cash (used in) investing activities                                     (334,011)             (14,400)

Cash flows from financing activities
       Proceeds from issuances of common and preferred stock                               --              1,487,900
       Proceeds from exercise of stock options                                            5,924               27,200
       Principal payments of long-term debt                                             (26,207)             (24,100)
                                                                                  ---------------------------------------
            Net cash provided by financing activities                                   (20,283)           1,491,000

                                                                                  ---------------------------------------
            Net increase (decrease) in cash and cash equivalents                     (1,756,756)             318,800

Cash and cash equivalents
      Beginning of period                                                             2,939,596              392,200
                                                                                  ---------------------------------------
      End of period                                                                 $ 1,182,840          $   711,000
                                                                                  =======================================

See notes to consolidated financial statements

                     CORNERSTONE INTERNET SOLUTIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

            General

1. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB, and in the opinion of management contain all adjustments (consisting of only normal recurring entries) necessary to present fairly the financial position of Cornerstone Internet Solutions Company (the "Company"), and subsidiaries as of August 31, 1999 and the results of its operations and its cash flows for the three month periods ended August 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The interim financial statements should be read in conjunction with the Company's financial statements and related notes in the May 31, 1999 Annual Report on Form 10-KSB. The results for the three month period ended August 31, 1999 are not necessarily indicative of the results to be obtained for the full year.

2.          Business

            On July 2, 1998, the Company's shareholders ratified a proposal to change the Company's name from Enteractive, Inc. to Cornerstone Internet Solutions Company. Headquartered in New York, New York, the Company is a provider of business solutions based on Internet technologies. The Company's address is 584 Broadway, Suite 509, New York, NY 10012 and its Internet address is www.crstone.com

            On December 4, 1996, the Company signed multiple market affiliate agreements with USWeb/CKS Corporation ("USWeb/CKS") and paid $625,000 for the right to operate USWeb/CKS affiliate offices in New York City, and certain other markets in the Northeast portion of the United States, for a ten-year period. The operation, which has been conducting business as USWeb/CKS Cornerstone, provides a full range of Internet and Intranet-based business solutions, including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting. The Company is obligated to pay USWeb/CKS monthly fees equal in the aggregate to 7% of adjusted gross revenues, as defined in its various agreements with USWeb/CKS, but not less than certain contractual minimum fees.

            On February 17, 1999, the Company formed B2Bgalaxy. com, Inc. ("B2B") as a wholly owned subsidiary of the Company. The Company established B2B to leverage its expertise in business consulting, Internet technology and the development of business and e-commerce solutions to create industry-specific business-to- business e-commerce portals that link buyers and sellers through competitive on-line bidding with a focus on improving profitability. In May 1999, B2B launched FOODgalaxy.com, the first such portal, designed to lower the cost of food and supplies for restaurants and other food service providers through increased price competition. FOODgalaxy.com enables restaurants to post a customized inventory list online and requires suppliers to continually submit their latest product bids. This competitive process is designed to decrease the cost of goods to buyers and significantly reduce the time traditionally devoted to the comparative price shopping process.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. In November, 1998, the Company consummated a private placement of 1,600 shares of newly created Class D Preferred Stock for net proceeds of approximately $1,970,000 and in April, 1999 the Company received $2,122,957 from the sale of a subsidiary's Preferred Stock. As part of its business plan to enhance liquidity, the Company has reduced its operating expenses and continues to expand its customer base and engagement size to drive revenue and growth. It is also exploring financing its receivables to improve cash flow, and it is in the process of attempting to secure a line of credit. As of August 31, 1999 the Company has no commitments for either the financing or the line of credit.


3.          Affiliation Rights

            Fees for affiliation rights were paid to USWeb/CKS for the right to join the USWeb/CKS network and operate as an affiliate. The fee is being amortized over the 10-year life of the agreement with USWeb/CKS. Affiliation rights at August 31, 1999 were net of accumulated amortization of $124,722.

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

5.          Convertible Preferred Stock Class D

            On November 10, 1998 the Company raised $1,969,900, net of related expenses, through a private placement of 1,600 shares of Class D Convertible Preferred Stock (Class D Preferred Stock) at a purchase price of $1,250 per share. The holders of Class D Preferred Stock have the right, at any time commencing after the earlier of (I) June 30, 2000 or (II) if the closing price of the common stock shall have been at least $1.50 per share on 15 trading days during any 20-consecutive trading day period, to convert each share of Class D Preferred Stock into such whole number of shares of common stock equal to the aggregate stated value of the Class D Preferred Stock to be converted divided by $1.00, subject to adjustment. Each share of Class D Preferred Stock has a liquidation preference of $1,375 per share. The Class D Preferred Stock is entitled to vote on all matters submitted to the holders of the Company's common stock, at 1,250 votes per share, pays no dividends and is not redeemable. In the third quarter of fiscal 1999, the closing price of the Company's Common Stock was at least $1.50 per share on 15 trading days during a consecutive 20 day trading period and accordingly the holders of Class D Preferred Stock have the unrestricted right to convert each share of Class D Preferred Stock as described above. In fiscal 1999, the Company issued 7,320 shares of Class D Preferred Stock in exchange for Class B and C Preferred Stock. During fiscal 1999, 880 shares of Class D Preferred Stock were converted into 1,100,000 shares of Common Stock. As of August 31, 1999, there were 8,040 shares of Class D Preferred Stock issued and outstanding convertible into 10,050,000 shares of Common Stock.

6.          Convertible Preferred Stock  Class A and C

            On December 12, 1996, the Company completed a private placement of 84 units, each unit consisting of 80 shares of Class A Convertible Preferred Stock (Class A Preferred) and 50,000 common stock purchase warrants to purchase in the aggregate 4,200,000 shares of Common Stock at an exercise price of $4.00 per share and expiring December 13, 2001(the "Warrants"). Proceeds from the private placement were approximately $7,869,100, net of related expenses of $531,000. The Class A Preferred Stock has a stated value of $1,250 per share.

            On November 19, 1997, the Company offered to exchange the 4,200,000 Warrants for common stock (the "Exchange Offer"), whereby for each
            2.8 warrants exchanged, the Company issued one share of its Common Stock. In connection with the Exchange Offer, the Company received the written consent of the participating preferred stockholders to amend the terms of the Class A Preferred to delay the date when the Class A Preferred Stock can first be converted into common stock from May 1, 1998 to July 1, 1999 and modify certain redemption features of the Class A Preferred . Holders of 6,260 shares of the Class A Preferred Stock agreed to the terms of the Exchange Offer. As a result, on February 6, 1998, the Company issued 1,397,323 shares of common stock in exchange for the cancellation of 3,912,500 Warrants. The fair value of the common stock issued approximated the fair value of the canceled Warrants. Subsequently, the Company redesignated the 6,260 shares of Class A Preferred held by the stockholders who approved the Exchange Offer as Class C Convertible Preferred Stock (Class C Preferred). Such preferred shareholders were entitled to receive a dividend at 12% per year of the stated value of the Class C Preferred for the period from April 30, 1998 to June 30, 1999. In accordance with the terms of the Preferred Stock exchange offer discussed below, all dividends associated with Class C Preferred exchanged were relinquished. Dividends are payable in common stock and for those Class C Preferred shares still outstanding after the exchange offer, such dividends amounted to $81,000 for the year ended May 31, 1999 and $6,750 for the three months ended August 31,1999. In July, 1999 the Company issued 40,213 shares of Common Stock in full payment of the Preferred Stock dividends.

            Each share of Class C Preferred is convertible into such whole number of shares of common stock equal to the aggregate stated value of the Class C Preferred Stock to be converted divided by the lesser of (i) $2.00 or (ii) 50% of the average closing price for the common stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company must use 33% of the proceeds from any other public equity financing prior to January 1, 2000 to redeem the Class C Preferred at 110% of the stated value. The Company also has the option to redeem all, or any portion of on a pro rata basis, the Class C Preferred at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

            The conversion rate of the Class C Preferred (when calculated on the basis of dividing the stated value by $2.00 only) will be subject to adjustments to protect against dilution in the event of stock dividends, stock splits, and certain other events. In July, 1999, 500 shares of Class C Preferred were converted into 505,132 shares of common stock. As of August 31,1999, there were 40 shares of Class C Preferred Stock outstanding which is convertible into 40,411 shares of Common Stock.

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


8.          Subsidiary Transactions

            In fiscal 1999 B2B received from a third party $37,064 of fixed assets in exchange for 20.6% of its common shares outstanding, which resulted in an increase in the Company's paid-in-capital of $27,369. In addition, on April 30, 1999 B2B sold 2,400 shares of convertible preferred stock ("Preferred Stock") for net proceeds of $2,122,957. The stated value of a share of the Preferred Stock is $1,000. B2B's Preferred Stock has a liquidation preference equal to its stated value and, upon liquidation, the holders may exchange each share of Preferred Stock for 400 shares of the Company's Common Stock in lieu of the liquidation preference. If such an exchange occurs, the Company has the option exercisable until September 30, 2000 to purchase any of the Preferred Stock at 1.5 times the stated value of the Preferred Stock. The Preferred Stock does not provide for dividends and has voting rights equal to the number of shares of common stock into which it is convertible. If by September 30, 2000 B2B consummates a public offering of equity in excess of $5 million, each share of Preferred Stock automatically converts into 1,667 shares of B2B's Common Stock or converts based on 75% of the Common Share price in the financing, whichever results in a higher number of Common Shares. If B2B does not consummate the financing by September 30, 2000, then the holder of the Preferred Stock must at their option either convert each Preferred Share into 1,667 Common Shares of B2B or 400 Common Shares of the Company. If the holder elects Company Common Stock, the Company will have the option prior to the conversion to purchase the Preferred Stock at 1.5 times stated value.

            As a result of the above transactions, at August 31, 1999 the Company owned 79.4% of B2B's common stock or 54% of B2B, assuming the conversion of B2B's Preferred Stock. The results of B2B are consolidated with those of the Company and minority interest is presented in the accompanying consolidated balance sheet. Due to the insignificance of the minority common shareholders' investment in B2B, the consolidated financial statements reflect approximately 97% of B2B's net loss for fiscal 1999 and B2B's entire net loss for the three months ended August 31, 1999.

            Based on the market price of the Company's Common Stock on the date of issuance, B2B's Preferred Stock had a non-cash beneficial conversion feature of $1,257,600. Such portion of the proceeds was allocated to additional paid-in capital and will be recognized as an expense in minority interest over the seventeen month period from the issuance of B2B's Preferred Stock to September 30, 2000, the first date that conversion to the Company's common stock can occur. The amortization is calculated using the effective interest method, increases minority interest in the balance sheet and amounted to approximately $222,000 for the three months ended August 31,1999.


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Cornerstone Internet Solutions Company and Subsidiaries and Notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

Results of Operations -Quarter Ended August 31, 1999
Revenues
--------
Internet services revenues Internet services revenues were $1,016,001 and $528,900, in the quarters ended August 31, 1999 and 1998, respectively. The increase in revenues is a result of securing new contracts with customers. The Company anticipates that revenues will be impacted in the future by its ability to expand its services in existing accounts and grow its client base. There were three customers that individually comprised more than 10% of revenue and in the aggregate amounted to 31% of accounts receivable as of August 31,1999, and 60% of total revenues for the three months ended August 31, 1999. The loss of any of these customers would have a material adverse effect on the results of operations of the Company.

Expenses
--------
Cost of Internet Services Revenues Cost of Internet Services Revenues were $955,798 and $1,091,700, in the quarters ended August 31, 1999, and 1998, respectively. Cost of Internet Services revenues as a percentage of related revenues decreased to 94% from 206% of related revenues in the quarters ended August 31, 1999 and 1998, respectively due to increased volume. The Company expects that as it secures additional contracts the cost of revenues as a percentage of revenues will continue to decrease.

Marketing and Selling Expenses Marketing and Selling expenses were $226,565 and $114,200, in the quarters ended August 31, 1999 and 1998, respectively. The 98% increase results from the consolidation of B2Bgalaxy.com formed in the last quarter of fiscal 1999 and from increases in personnel to support the growth of the Company and B2B's operations.

General and Administrative Expenses General and administrative expenses were $666,627 and $565,600 in the quarters ended August 31, 1999, and 1998, respectively. The 26% increase relates primarily to the added cost resulting from B2Bgalaxy.com consisting of personnel and overhead costs to support the internal growth of such subsidiary. During the three months ended August 31, 1999, general and administrative expenses incurred by the subsidiary were $320,370.

Other Income and (Expense) Other income and (expense) was $19,887 and ($5,100) in the quarters ended August 31, 1999 and 1998 respectively.

Income tax benefit No income tax benefit was recorded in the quarters ended August 31, 1999 and August 31, 1998. Using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against all of its deferred tax asset.

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

         (iii) On November 10, 1998, the Company consummated a private placement of 1,600 shares of newly created Class D Preferred Stock for $1,250 per share. Net proceeds to the Company were $1,969,000.

         (iv) In fiscal 1999, the Company received $991,373 from the exercise of warrants and options

         (v) On April 30,1999, B2B received net proceeds of $2,122,957 in a private placement from the sale of 2,400 shares of B2B Preferred Stock.

The Company had cash and cash equivalents of $1,182,840 and $2,939,596 at August 31, 1999 and May 31, 1999, respectively. The decrease of $1,756,756 primarily reflects the funding of operating activities, purchases of property and equipment of $334,011, and payments of long-term debt of $26,207. Accounts receivable increased from $1,024,624 as of May 31, 1999 to $1,492,698 as of August 31, 1999, an increase of 45%, due to extended payment terms, and longer projects. Capital expenditures were $334,011 and $14,400 in the three months ended August, 1999 and 1998. The Company anticipates that capital expenditures will increase as revenues increase as a result of equipping staff or contractors to service customers.

The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. The Independent Auditors' report for the fiscal year ended May 31, 1999 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. As part of its business plan to enhance liquidity, the Company has reduced its operating expenses, and is continuing its activities designed to increase its revenues. However, these funds may not be sufficient to meet the Company's longer-term cash requirements for operations. Based on management's assessment of the demand for Internet based professional services, the Company may significantly alter the level of expenses. Management believes that based on funds on hand at August 31, 1999 and anticipated revenues, operations can continue until at least through February 2000.


In August 1997, the Nasdaq Stock Market ("Nasdaq") enacted new standards for the listing of its member companies on Nasdaq. These standards, which took effect on February 23, 1998, require listed companies to maintain certain financial and corporate governace criterion for continued listing on Nasdaq, including net tangible assets of at least $2,000,000 or market capitalization of at least $35,000,000. As of August 31, 1999, the Company met both of the criteria. As of August 31, 1999, the Company had $2,007,173 in net tangible assets and as of October 13, 1999 the Company's market capitalization was $56,467,455 assuming the conversion of outstanding Preferred Stock into Common Stock.Nevertheless, Nasdaq has advised the Company that, in light of the "going concern" opinion the Company received from its independent auditors in the Company's financial statements for the fiscal year ended May 31,

1999, it is concerned that the Company may be unable to sustain the requirements for continued listing and, accordingly, the Company is required to provide Nasdaq by October 18, 1999 its proposal for achieving compliance. While the Company believes it is in compliance with the NASDQA listing requirements , Nasdaq could issue a Formal Notice of Deficiency and, pending a hearing, the Common Stock could be delisted. The Company may seek to enter a transaction or transactions to raise additional equity capital to ensure that its Common Stock will continue to be listed on Nasdaq. There can be no assurances that additional financing will be available to the Company. If the Common Stock is delisted from Nasdaq, trading, if any, in the Common Stock would then continue to be conducted in the over-the-counter market on the OTC Bulletin Board, an NASD-sponsored inter-dealer quotation system, or in what are commonly referred to as "pink sheets". As a result, an investor may find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's Common Stock and the trading price of the Company's Common Stock may be adversely affected.

New Accounting Pronouncement
The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, in fiscal year 2001, for which the Company is presently assessing its impact on the consolidated financial statements, if any.


Year 2000 Compliance
Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than a half year, computer systems and software used by many companies, including customers and potential customers of the Company, may need to be upgraded to comply with such "Year 2000" requirements. The Company is closely monitoring the progress the developers of the software the Company utilizes in many of its customer projects i.e. Microsoft Corporation, as well as the developers of the software utilized in internal systems are making towards ensuring that the products the Company utilizes are Year 2000 compliant. The Company believes that its internal systems and third party software incorporated into client solutions will be Year 2000 compliant. Failure to provide Year 2000 compliant business solutions and software to its customers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's costs to ensure that internal systems and software acquired for integration into client business solutions are Year 2000 compliant has not been and is not expected to become significant. The Company has not implemented any contingency plans if it fails to become year 2000 compliant.

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

Item 1.     Legal Proceedings

None

Item 2.     Change in Securities and Use of Proceeds
The Company issued 2,889 shares of Common Stock pursuant to the exercise of options. The options had an exercise price ranging from $1.75 to $2.375 per share. The Common Stock was issued pursuant to the exemption contained in
Section 4(2) of the Securities Act of 1933, as amended.


Item 3.     Defaults upon Senior Securities

None

Item 4.     Submissions of Matters to a Vote Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K
            (a)   Exhibits
                  Exhibit 27--Financial Data Schedule

            (b)   Reports on Form 8-K---None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CORNERSTONE INTERNET SOLUTIONS COMPANY
                                    -----------------
                                    (Registrant)

Date: October 14, 1999              /s/ Edward Schroeder
                                    ------------------------------
                                    Edward Schroeder
                                    Chief Executive Officer
                                    And Principal Financial Officer