Form 10QSB
period 1999-11-30
CORNERSTONE INTERNET SOLUTIONS CO /DE/
filed 2000-01-14
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                For the quarterly period ended November 30, 1999


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

YES / X /         NO  /  /

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                               Number Outstanding
           Title of Class                      as of December 31, 1999
      --------------------                     -----------------------
      Common Stock, $.01 Par Value                   24,926,749

Transitional Small Business Disclosure Format: Yes / /                  No /X/

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1   Financial Statements

         Consolidated Balance Sheets at November 30, 1999
         and May 31, 1999                                                    3

         Consolidated Statements of  Operations for the
         three-month  periods ended November 30, 1999 and 1998.              4

         Consolidated Statements of  Operations for the
         six-month  periods ended November 30, 1999 and 1998.                5

         Consolidated Statements of Cash Flows for the
         six-month periods ended November 30, 1999, and 1998.                6

         Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      10



PART II - OTHER INFORMATION

                                                                            Page

Item 1.  Legal Proceedings                                                  13

Item 2.  Change in Securities and Use of Proceeds                           13

Item 3.  Defaults upon Senior Securities                                    13

Item 4.  Submissions of Matters to a Vote by Security Holders               13

Item 5.  Other Information                                                  13

Item 6.  Exhibits and Reports on Form 8-K                                   13


SIGNATURES                                                                  14

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Consolidated Balance Sheets

                                                                             November 30,               May 31,
                                                                                 1999                    1999
                                                                       -----------------------    ------------------------------
ASSETS                                                                       (unaudited)
Current Assets:

       Cash and cash equivalents                                          $   2,277,740             $ 2,939,596
        Investments                                                             134,995                 398,348
       Accounts receivable, net                                               1,507,236               1,024,624
       Other receivables                                                         20,587                  20,587
       Prepaid expenses and other                                                47,059                  49,475
                                                                       -----------------------    ------------------------------
          Total current assets                                                3,987,617               4,432,630

Affiliation rights, net                                                         178,889                 191,667
Property and equipment, net                                                   1,144,465                 671,182
Other                                                                           243,058                 200,920
                                                                       -----------------------    ------------------------------
                                                                          $   5,554,029             $ 5,496,399
                                                                       -----------------------    ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Current maturities of long-term debt                               $      53,443             $   104,954
       Accounts payable                                                         919,975                 830,397
       Accrued payroll and related expenses                                      84,249                 124,866
       Other accrued expenses                                                   267,107                 462,592
       Other current liabilities                                                  1,351                  30,000
                                                                       -----------------------    ------------------------------
          Total current liabilities                                           1,326,125               1,552,809
Long-term debt, excluding current maturities                                          -                   1,465
                                                                       -----------------------    ------------------------------
           Total liabilities                                                  1,326,125               1,554,274
                                                                       -----------------------    ------------------------------


Minority interest                                                             1,382,696                 938,838


Stockholders' Equity:
     Preferred stock, $.01 par value,
     2,000,000 shares authorized;
            Class C, 20 and 540 shares issued and outstanding
            at November 30, 1999 and May 31,1999                                      -                       5
            Class D, 8040 shares issued and outstanding at
             November 30, 1999 and May 31, 1999, liquidation
             preference of $11,055,000 at November 30, 1999.                         80                      80

     Common stock, $.01 par value, 50,000,000 shares
            authorized and  14,436,184 and 13,121,013 shares
            issued and outstanding at November 30, 1999 and
           May 31, 1999                                                         144,362                    131,210
     Additional paid-in capital                                              37,926,319                 36,018,294
     Deferred consulting expense                                               (376,667)                         -
     Accumulated other comprehensive income                                     134,995                    398,348
     Accumulated deficit                                                    (34,983,881)               (33,544,650)
                                                                       -----------------------    ------------------------------
           Total stockholders' equity                                         2,845,208                  3,003,287
                                                                       -----------------------    ------------------------------
                                                                             $5,554,029            $     5,496,399
                                                                       -----------------------    ------------------------------

     See notes to consolidated financial statements.

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                 Three months ended November 30,
                                                                  1999                      1998
                                                        --------------------------------------------

Internet services revenues                                     $1,008,185                $1,004,600
Subscription revenue                                               13,395                         -
                                                        -------------------------------------------
       Total revenues                                           1,021,580                 1,004,600
                                                        ===========================================

Cost of internet services revenues                                993,185                 1,146,300
Marketing and selling expenses                                    331,686                   144,400
General and administrative expenses                             1,053,722                   513,300
                                                        -------------------------------------------
       Total costs and expenses                                 2,378,593                 1,804,000
                                                        -------------------------------------------


Operating loss                                                 (1,357,013)                 (799,400)
                                                        --------------------------------------------

Other income (expense):
      Interest income                                              15,219                         -
      Interest expense                                             (1,568)                   (4,700)
      Gain on sale of investments                                 728,750                         -
      Other income (expense), net                                 (11,519)                   (6,400)
                                                        --------------------------------------------
Loss before income taxes                                         (626,131)                ( 810,500)

Provision for income taxes                                              -                         -

Minority interest in net loss of subsidiary, net                 (221,929)                        -
                                                        ===========================================
Net loss                                                         (848,060)                 (810,500)

Preferred stock dividends and preferences                               -                  (511,100)

                                                        --------------------------------------------
Net loss  to common stockholders                                $(848,060)              $(1,321,600)
                                                        --------------------------------------------


Basic and diluted loss per share                                $   (0.06)              $      (.11)
                                                        --------------------------------------------

Weighted average shares of common stock                        13,883,431                11,574,895
                                                        ============================================

See notes to consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                Six months ended November 30,
                                                                    1999                 1998
                                                           -----------------------------------------

Internet services revenues                                    $2,024,186              $1,533,500
Subscription revenue                                              13,395                       -
Software licensing and royalty revenue                                 -                  38,000
                                                           -----------------------------------------
       Total revenues                                          2,037,581               1,571,500
                                                           =========================================

Cost of internet services revenues                             1,948,982               2,238,000
Marketing and selling expenses                                   558,250                 258,500
General and administrative expenses                            1,720,349               1,078,900
                                                           -----------------------------------------
       Total costs and expenses                                4,227,581               3,575,400
                                                           -----------------------------------------

Operating loss                                                (2,190,000)             (2,003,900)
                                                           -----------------------------------------

Other income (expense):
      Interest income                                             37,183                       -
      Interest expense                                            (3,645)                 (8,800)
      Gain on sale of investments                                728,750                       -
      Other income (expense), net                                (11,519)                 (7,700)
                                                           -----------------------------------------
Loss before income taxes                                      (1,439,231)            ( 2,020,400)

Provision for income taxes                                             -                       -

Minority interest in net loss of subsidiary, net                (443,858)                      -

                                                           =========================================
Net loss                                                      (1,883,089)             (2,020,400)

Preferred stock dividends and preferences                         (6,750)             (1,180,500)

                                                           -----------------------------------------
Net loss  to common stockholders                             $(1,899,839)            $(3,200,900)
                                                           =========================================

Basic and diluted loss per share                             $     (0.14)            $    (.28)
                                                           =========================================

Weighted average shares of common stock                       13,775,754              11,282,152
                                                           =========================================

See notes to consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                      Six Months Ended November 30,
                                                                                        1999                 1998
                                                                                  -----------------------------------------

Cash flows from operating activities
Net loss                                                                          $(1,883,089)           $(2,020,400)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                    207,993                144,400
     Non-cash consulting expense                                                       75,333                 12,800
     Minority interest in net loss of consolidated subsidiary                         443,858                      -
     Gain on sale of investments                                                     (728,750)                     -
Changes in assets and liabilities
     Accounts receivable                                                             (482,612)              (426,100)
     Other receivables                                                                      -                 39,200
     Prepaid expenses and other                                                         2,416                157,100
     Other assets                                                                     (42,138)               (37,100)
     Accounts payable                                                                  89,578                (28,600)
     Accrued expenses                                                                (236,102)               111,200
     Deferred revenue                                                                       -                 (6,000)
     Other                                                                            (51,132)                     -
                                                                                ----------------------------------------
           Net cash used in operating activities                                   (2,604,645)            (2,053,500)
                                                                                ----------------------------------------

Cash flows from investing activities
      Purchases of property and equipment                                            (668,498)               (23,200)
      Proceeds from sale of investments                                               728,750                      -
                                                                                ----------------------------------------
           Net cash provided by (used in) investing activities                         60,252                (23,200)
                                                                                ----------------------------------------

Cash flows from financing activities
       Proceeds from issuances of common and preferred stock                               -               3,457,800
       Proceeds from exercise of stock options                                     1,935,513                  27,200
       Principal payments of long-term debt                                          (52,976)                (48,700)
                                                                                ----------------------------------------
            Net cash provided by financing activities                              1,882,537               3,436,300
                                                                                ----------------------------------------
            Net increase (decrease) in cash and cash equivalents                    (661,856)              1,359,600

Cash and cash equivalents
      Beginning of period                                                          2,939,596                 392,200
                                                                                ----------------------------------------
      End of period                                                               $2,277,740              $1,751,800
                                                                                ========================================

See notes to consolidated financial statements

                     CORNERSTONE INTERNET SOLUTIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


         GENERAL

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and in the opinion of management contain all adjustments (consisting of only normal recurring entries) necessary to present fairly the financial position of Cornerstone Internet Solutions Company (the "Company"), and subsidiaries as of November 30, 1999 and the results of its operations and its cash flows for the three and six month periods ended November 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes in the May 31, 1999 Annual Report on Form 10-KSB. The results for the three month, and six month periods ended November 30, 1999 are not necessarily indicative of the results to be obtained for the full year.

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

         On February 17, 1999, the Company formed B2Bgalaxy. com, Inc. ("B2B") as a wholly owned subsidiary of the Company. In April 1999, B2B received net proceeds of $2,122,957 from the sale of convertible Preferred Stock. See "Note 8-Subsidiary Transactions". The Company
         established B2B to leverage its expertise in business consulting, Internet technology and the development of business and e-commerce solutions to create industry-specific business-to- business e-commerce hubs that link buyers and sellers through competitive on-line exchanges with a focus on improving profitability. In May 1999, B2B launched FOODgalaxy.com, the first such hub, designed to lower the cost of food and supplies for restaurants and other food service providers through increased price competition. FOODgalaxy.com enables restaurants to post a customized inventory list online and requires suppliers to continually submit their latest product bids. This competitive process is designed to decrease the cost of goods to buyers and significantly reduce the time traditionally devoted to the comparative price shopping process.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. In November, 1998, the Company consummated a private placement of 1,600 shares of newly created Class D Preferred Stock for net proceeds of approximately $1,970,000, in April, 1999 B2B received $2,122,957 from the sale Preferred Stock, and in November 1999 the Company received $1,929,589 from the exercise of options and $728,750 from the exercise of warrants held by the Company in another entity. As part of its business plan to enhance liquidity, the Company has reduced its operating expenses related to its internet business solutions services, and continues to expand its customer base and engagement size to increase revenue and growth. It is also exploring financing its receivables to improve cash flow, and it is in the process of attempting to secure a line of credit. As of November 30, 1999 the Company has no commitments for either the financing or the line of credit.

3.       AFFILIATION RIGHTS

         Fees for affiliation rights were paid to USWeb/CKS for the right to join the USWeb/CKS network and operate as an affiliate. The fee is being amortized over the 10-year life of the agreement with USWeb/CKS. Affiliation rights at November 30, 1999 were net of accumulated amortization of $131,111.
                                       7

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

5.       CONVERTIBLE PREFERRED STOCK CLASS D

         On November 10, 1998 the Company raised $1,969,900, net of related expenses, through a private placement of 1,600 shares of Class D Convertible Preferred Stock (Class D Preferred Stock) at a purchase price of $1,250 per share. The holders of Class D Preferred Stock have the right, at any time commencing after the earlier of (I) June 30, 2000 or (II) if the closing price of the common stock shall have been at least $1.50 per share on 15 trading days during any 20-consecutive trading day period, to convert each share of Class D Preferred Stock into such whole number of shares of common stock equal to the aggregate stated value of the Class D Preferred Stock to be converted divided by $1.00, subject to adjustment. Each share of Class D Preferred Stock has a liquidation preference of $1,375 per share. The Class D Preferred Stock is entitled to vote on all matters submitted to the holders of the Company's common stock, at 1,250 votes per share, pays no dividends and is not redeemable. In the third quarter of fiscal 1999, the closing price of the Company's Common Stock was at least $1.50 per share on 15 trading days during a consecutive 20 day trading period and accordingly the holders of Class D Preferred Stock have the unrestricted right to convert each share of Class D Preferred Stock as described above. In fiscal 1999, the Company issued 7,320 shares of Class D Preferred Stock in exchange for Class B and Class C Preferred Stock. During fiscal 1999, 880 shares of Class D Preferred Stock were converted into 1,100,000 shares of Common Stock. As of November 30, 1999, there were 8,040 shares of Class D Preferred Stock issued and outstanding and convertible into 10,050,000 shares of Common Stock. See note 10.

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

         On November 19, 1997, the Company offered to exchange the 4,200,000 Warrants for common stock (the "Exchange Offer"), whereby for each 2.8 warrants exchanged, the Company issued one share of its Common Stock. In connection with the Exchange Offer, the Company received the written consent of the participating preferred stockholders to amend the terms of the Class A Preferred to delay the date when the Class A Preferred Stock can first be converted into common stock from May 1, 1998 to July 1, 1999 and modify certain redemption features of the Class A Preferred. Holders of 6,260 shares of the Class A Preferred Stock agreed to the terms of the Exchange Offer. As a result, on February 6, 1998, the Company issued 1,397,323 shares of common stock in exchange for the cancellation of 3,912,500 Warrants. The fair value of the common stock issued approximated the fair value of the canceled Warrants. Subsequently, the Company redesignated the 6,260 shares of Class A Preferred held by the stockholders who approved the Exchange Offer as Class C Convertible Preferred Stock (Class C Preferred). Such preferred shareholders were entitled to receive a dividend at 12% per year of the stated value of the Class C Preferred for the period from April 30, 1998 to June 30, 1999. In accordance with the terms of the Preferred Stock exchange offer discussed below, all dividends associated with Class C Preferred exchanged were relinquished. Dividends are payable in common stock and for those Class C Preferred shares still outstanding after the exchange offer, such dividends amounted to $81,000 for the year ended May 31, 1999 and $6,750 for the six months ended November 30,1999. In July, 1999 the Company issued 40,213 shares of Common Stock in full payment of the Preferred Stock dividends.

         As of November 30,1999, there were 20 shares of Class C Preferred Stock outstanding which is convertible into 20,205 shares of Common Stock. Each share of Class C Preferred is convertible into such whole number of shares of common stock equal to the aggregate stated value of the Class C Preferred Stock to be converted divided by the lesser of (i) $2.00 or (ii) 50% of the average closing price for the common stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company has the option to redeem all, or any portion of on a pro rata basis, the Class C Preferred at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

         The conversion rate of the Class C Preferred (when calculated on the basis of dividing the stated value by $2.00 only) will be subject to adjustments to protect against dilution in the event of stock dividends, stock splits, and certain other events. In July and November 1999, 500 and 20 shares of Class C Preferred were converted into 505,132 and 20,205 shares of common stock respectively.

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

         As a result of the above transactions, at November 30, 1999 the Company owned 79.4% of B2B's common stock or 54% of B2B, assuming the conversion of B2B's Preferred Stock. The results of B2B are consolidated with those of the Company and the minority interest is presented in the accompanying consolidated balance sheet. Due to the insignificance of the minority common shareholders' investment in B2B, the consolidated financial statements reflect approximately 97% of B2B's net loss for fiscal 1999 and B2B's entire net loss for the six months ended November 30, 1999.

         Based on the market price of the Company's Common Stock on the date of issuance, B2B's Preferred Stock had a non-cash beneficial conversion feature of $1,257,600. Such portion of the proceeds was allocated to additional paid-in capital and will be recognized as an expense in minority interest over the seventeen month period from the issuance of B2B's Preferred Stock to September 30, 2000, the first date that conversion to the Company's common stock can occur. The amortization is calculated using the effective interest method, increases minority interest in the consolidated balance sheet and amounted to approximately $444,000 for the six months ended November 30,1999.

9.       NON-CASH CONSULTING EXPENSE

         On October 28, 1999 options to purchase 400,000 shares of Common Stock were granted to consultants with an exercise price of $2.69. The total cost computed under the Black Scholes method was an aggregate of $452,000 which was recorded as deferred consulting expense and is being expensed over the six month vesting period. This transaction has no impact on total stockholders equity.

10.      SUBSEQUENT EVENTS

         Subsequent to November 30, 1999 and through January 7, 2000, 8,020 shares of Class D Preferred Stock were converted into 10,025,000 shares of Common Stock and options to purchase 485,565 shares of Common Stock at an average price of $1.8075 were exercised.

11.      SEGMENT INFORMATION

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (I) Internet Business Solutions Segment,
         (II) Internet Hub Segment. The Internet Business Solutions Segment provides a full range of Internet and Intranet-based business solutions, including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting. The Internet Hub Segment creates industry-specific business-to- business e-commerce hubs that link buyers and sellers through competitive on-line exchanges with a focus on improving profitability. Eliminations consist of intercompany balances.


                                          Six Months Ended November 30, 1999



                                                          Internet Business
                                                             Solutions
                                          Segment             Segment        Eliminations                Total

 Net revenues                              $13,395         $2,024,186                                  $2,037,581
 Operating loss                         (1,239,413)          (950,587)                                 (2,190,000)
 Interest income                            23,975             13,208                                      37,183
 Interest expense                                -             (3,645)                                     (3,645)
 Depreciation and amortization              94,255            113,738                                     207,993
 Expenditures for long lived assets        592,780             75,718                                     668,498
 Total assets                            1,090,386          4,782,126            (318,483)              5,554,029

         In the prior year there was only the Internet Business Solutions segment.

12.      COMPREHENSIVE INCOME

         The amounts related to investments reported in net income and other comprehensive income for the six months ended November 30, 1999 are comprised of the following:

         Net income:
              Gain on sale of investments                            $  728,750
                                                                   ------------
        Other comprehensive income:
              Holding gain arising during period, net of tax             32,992
              Reclassification adjustment, net of tax                  (296,345)
                                                                   -------------
                 Net loss recognized in other comprehensive income     (263,353)
                                                                    ------------
        Total impact on comprehensive income                        $   465,397
                                                                    ===========


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Cornerstone Internet Solutions Company and Subsidiaries and Notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS - SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998

Revenues-revenues were $2,037,581 and $1,571,500, in the six months ended November 30, 1999 and 1998, respectively. The increase in revenues is a result of securing new contracts with customers and it includes $ 13,395 of subscription revenue derived from its Internet Hub Segment. The Company anticipates that revenues will be impacted in the future by its ability to expand its services in existing accounts and grow its client base. There were four customers that individually comprised more than 10% of revenue and in the aggregate amounted to 22% of accounts receivable as of November 30, 1999, and 57% of total revenues for the six months ended November 30, 1999. The loss of any of these customers would have a material adverse effect on the results of operations of the Company.

EXPENSES

Cost of Internet Services Revenues Cost of internet services revenues were $1,948,982 and $2,238,000, in the six months ended November 30, 1999, and 1998, respectively. Cost of Internet Services revenues as a percentage of related revenues decreased to 96% from 146% of related revenues in the six months ended November 30, 1999 and 1998, respectively due to increased volume. The Company expects that as it secures additional contracts the cost of revenues as a percentage of revenues will continue to decrease.

Marketing and Selling Expenses Marketing and selling expenses were $314,190 and $258,500 for the Internet Business Solutions Segment, and $244,060, and $0 for the Company's Internet Hub Segment for the six months ended November 30, 1999 and 1998, respectively. The 116% increase results from the consolidation of B2B formed in the last quarter of fiscal 1999 and from increases in personnel to support the growth of the Company and B2B's operations.

General and Administrative Expenses General and administrative expenses were $1,720,349 and $1,078,900 in the six months ended November 30, 1999, and 1998, respectively. The 59% increase relates primarily to the added cost resulting from the Company's Internet Hub Segment consisting of personnel and overhead costs to support the internal growth of such subsidiary. During the six months ended November 30, 1999, general and administrative expenses incurred by the subsidiary were $950,044.

Other income and (expense) Other income and (expense) was ($11,519) and ($7,700) in the six months ended November 30, 1999 and 1998 respectively.

Gain on sale of investments--In November 1999, the Company received $728,750 in income from the sale of common stock from the exercise of warrants held by the Company in another entity.

Income tax benefit No income tax benefit was recorded in the six months ended November 30, 1999 and November 30, 1998. Using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against all of its deferred tax assets.


QUARTERLY RESULTS -QUARTER ENDED NOVEMBER 30, 1999 AND 1998

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

Revenues-Revenues were $1,021,580 and $1,004,600, in the quarters ended November 30, 1999 and 1998, respectively. The increase in revenues is a result of securing new contracts with customers and includes $ 13,395 of subscription revenue derived from its Internet Hub Segment. The Company anticipates that revenues will be impacted in the future by its ability to expand its services in existing accounts and grow its client base. There were four customers that individually comprised more than 10% of revenue and in the aggregate amounted to 18% of accounts receivable as of November 30,1999, and 69% of total revenues for the three months ended November 30, 1999. The loss of any of these customers would have a material adverse effect on the results of operations of the Company.

EXPENSES

Cost of Internet Services Revenues- Cost of internet services revenues were $993,185 and $1,146,300, in the quarters ended November 30, 1999, and 1998, respectively. Cost of Internet Services revenues as a percentage of related revenues decreased to 97% from 114% of related revenues in the quarters ended November 30, 1999 and 1998, respectively due to increased volume. The Company expects that as it secures additional contracts the cost of revenues as a percentage of revenues will continue to decrease.

Marketing and selling expenses-Marketing and selling expenses were $87,626 and $144,400 for the Internet Business Segment, and $244,060 and $0 for the Internet Hub Segment, in the quarters ended November 30, 1999 and 1998, respectively. The 130% increase results from the consolidation of B2B formed in the last quarter of fiscal 1999 and from increases in personnel to support the growth of the Company and B2B's operations.

General and administrative expenses General and administrative expenses were $1,053,722 and $513,300 in the quarters ended November 30, 1999, and 1998, respectively. The 105% increase relates primarily to the added cost resulting from B2B consisting of personnel and overhead costs to support the internal growth of such subsidiary. During the three months ended November 30, 1999, general and administrative expenses incurred by the Company's Internet Hub Segment were $637,294.

Other income and (expense) Other income and (expense) was ($11,519) and ($6,400) in the quarters ended November 30, 1999 and 1998 respectively.

Gain on sale of investments--In November 1999, the Company received $728,750 in income from the sale of common stock from the exercise of warrants held by the Company in another entity.

INCOME TAX BENEFIT No income tax benefit was recorded in the quarters ended November 30, 1999 and November 30, 1998. Using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against all of its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Since June 1, 1998, the Company's principal sources of capital have been as follows:

         (i) On July 24, 1998, the Company consummated a private placement of 1,768,750 unregistered shares of Common Stock for $1.00 per share. The net proceeds of the offering were approximately $1,487,900.

         (ii) On November 10, 1998, the Company consummated a private placement of 1,600 shares of newly created Class D Preferred Stock for $1,250 per share. Net proceeds to the Company were $1,969,900.

         (iii) In fiscal 1999, the Company received $991,373 from the exercise of warrants and options, and in the six months ended November 30, 1999, the Company received $1,935,513 from the exercise of options. Subsequent to November 30, 1999, the Company received $998,056 from the exercise of options and warrants.

         (iv) On April 30,1999, B2B received net proceeds of $2,122,957 in a private placement from the sale of 2,400 shares of B2B Preferred Stock.

The Company had cash and cash equivalents of $2,277,740 and $2,939,596 at November 30, 1999 and May 31, 1999, respectively. The decrease of $661,856 primarily reflects the funding of operating activities, purchases of property and equipment and payments of long-term debt of $52,976. Accounts receivable increased from $1,024,624 as of May 31, 1999 to $1,507,236 as of November 30, 1999, an increase of 47%, due to increased volume and longer projects. Capital expenditures were $668,498 and $23,200 in the six months ended November 30, 1999 and 1998 respectively. The Company anticipates that capital expenditures will increase as revenues increase as a result of equipping staff or contractors to service customers.

The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. The Independent Auditors' report for the fiscal year ended May 31, 1999 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. As part of its business plan to enhance liquidity, the Company has reduced its operating expenses related to its Internet Business Solutions Services, and is continuing its activities designed to increase its revenues. The Company or B2B also may also seek to obtain additional funds for operations. However, these funds may not be sufficient to meet the Company's or B2B's longer-term cash requirements for operations. In addition there can be no assurance that the Company or B2B will be able to obtain additional financing. Based on management's assessment of the demand for Internet based professional services, the Company may significantly alter the level of expenses. Management believes that based on funds on hand at November 30, 1999 and anticipated revenues, operations can continue until at least through May 2000.

NEW ACCOUNTING PRONOUNCEMENT

The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, in fiscal year 2001, for which the Company is presently assessing its impact on the consolidated financial statements, if any.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products were coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies, including customers and potential customers of the Company, needed to be upgraded to comply with such "Year 2000" requirements. The Company is closely monitoring the progress the developers of the software the Company utilizes in many of its customer projects i.e. Microsoft Corporation, as well as the developers of the software utilized in internal systems are making towards ensuring that the products the Company utilizes are Year 2000 compliant. The Company believes that its internal systems and third party software incorporated into client solutions are Year 2000 compliant. Failure to provide Year 2000 compliant business solutions and software to its customers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's costs to ensure that internal systems and software acquired for integration into client business solutions are Year 2000 compliant has not been and is not expected to become significant.

Further, the Company believes that the purchasing patterns of customers, and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company.

To date, the Company has not encountered any significant effects of the year 2000 issue either internally or with third parties. This does not guarantee that problems will not occur in the future or have not yet been detected.

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, the success of its USWeb/CKS Cornerstone subsidiary as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved.

INFLATION

The past and expected future impact of inflation on the financial statements is not significant.

Item 1.  Legal Proceedings

None

Item 2.  Change in Securities and Use of Proceeds

The Company issued 746,687 shares of Common Stock pursuant to the exercise of options in the quarter ended November 30, 1999. The options had an exercise price ranging from $1.75 to $3.75 per share. The Common Stock was issued pursuant to the exemption contained in Section 4 (2) of the Securities Act of 1933, as amended.


Item 3.  Defaults upon Senior Securities

None

Item 4.  Submissions of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits
               Exhibit 27--Financial Data Schedule

         (b)   Reports on Form 8-K---None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CORNERSTONE INTERNET SOLUTIONS COMPANY
                                         (Registrant)


Date: January 14, 2000                   /s/ Edward Schroeder
                                         ------------------------------
                                         Edward Schroeder
                                         Chief Executive Officer
                                         And Principal Financial Officer