Form 10QSB
period 2000-02-29
CORNERSTONE INTERNET SOLUTIONS CO /DE/
filed 2000-04-19
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


            For the quarterly period ended February 29, 2000


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


                             584 Broadway, Suite 509
                    (Address of Principal Executive Offices)

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

YES / X /   NO  /  /

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                   Number Outstanding
           Title of Class                          as of March  31, 2000
      Common Stock, $.01 Par Value                      25,104,311

Transitional Small Business Disclosure Format: Yes / /      No /X/

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1     Financial Statements

           Consolidated Balance Sheets at February 29, 2000
           and May 31, 1999                                                   3

           Consolidated Statements of Operations for the
           three-month periods ended February 29, 2000
           and February 28, 1999.                                             4

           Consolidated Statements of Operations for the
           nine-month periods ended February 29, 2000 and
           February 28, 1999.                                                 5

           Consolidated Statements of Cash Flows for the
           nine-month periods ended February 29, 2000 and
           February 28, 1999.                                                 6


           Notes to Financial Statements                                      7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10


,
PART II - OTHER INFORMATION

                                                                           Page

Item 1.    Legal Proceedings                                                 13

Item 2.    Change in Securities and Use of Proceeds                          13

Item 3.    Defaults upon Senior Securities                                   13

Item 4.    Submissions of Matters to a Vote by Security Holders              13

Item 5.    Other Information                                                 13

Item 6.    Exhibits and Reports on Form 8-K                                  13


SIGNATURES                                                                   14

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Consolidated Balance Sheets

                                                                                 February 29,                May 31,
                                                                                     2000                     1999
                                                                             ----------------------    --------------
ASSETS                                                                              (unaudited)
Current Assets:

      Cash and cash equivalents                                                    $15,359,193        $     2,939,596
       Investments                                                                     198,206                398,348
      Accounts receivable, net                                                       1,449,769              1,024,624
      Other receivables                                                                 46,507                 20,587
      Prepaid expenses and other                                                       129,763                 49,475
                                                                            -------------------     ------------------
         Total current assets                                                       17,183,438              4,432,630

Affiliation rights, net                                                                172,500                191,667
Property and equipment, net                                                          1,396,720                671,182
Other                                                                                  140,421                200,920
                                                                            -------------------     ------------------
                                                                                 $  18,893,079        $     5,496,399
                                                                            -------------------     ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

      Current maturities of long-term debt                                              26,102       $        104,954
      Accounts payable                                                                 939,848                830,397
      Accrued payroll and related expenses                                             183,628                124,866
      Other accrued expenses                                                           287,437                462,592
      Other current liabilities                                                        101,351                 30,000
                                                                            -------------------     ------------------
         Total current liabilities                                                   1,538,366              1,552,809
Long-term debt, excluding current maturities                                                 -                  1,465
                                                                            -------------------     ------------------
          Total liabilities                                                          1,538,366              1,554,274
                                                                            -------------------     ------------------


Minority interest                                                                    8,802,899                938,838


Stockholders' Equity:
    Preferred stock, $.01 par value,
    2,000,000 shares authorized;
           Class C, 20 and 540 shares issued and outstanding
           at February 29, 2000 and May 31,1999                                            -                        5
           Class D, 20 and 8,040 shares issued and outstanding
            at February 29, 2000 and May 31, 1999, liquidation
            preference of $27,500 at February 29, 2000.                                    -                       80

    Common stock, $.01 par value, 50,000,000 shares
           authorized and 25,028,187 and 13,121,013 shares
           issued and outstanding at February 29, 2000 and
          May 31, 1999                                                               250,282                  131,210
    Additional paid-in capital                                                    46,385,138               36,018,294
    Deferred consulting expense                                                     (286,180)                        -
    Accumulated other comprehensive income                                           198,206                  398,348
    Accumulated deficit                                                          (37,995,632)             (33,544,650)
                                                                            -----------------       ------------------
          Total stockholders' equity                                               8,551,814                3,003,287
                                                                            -----------------       ------------------
                                                                               $  18,893,079          $     5,496,399
                                                                            -----------------       ------------------

    See notes to consolidated financial statements.

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                  Three months ended
                                                            February 29,            February 28,
                                                                2000                   1999
                                                            --------------------    ------------

Internet services revenues                                 $    514,715         $   835,839
Subscription revenue                                             27,928                   -
                                                           --------------------------------
       Total revenues                                           542,643             835,839
                                                           ================================

Research and development (excludes stock
  compensation of $4,254)                                       228,774
Cost of Services Revenue                                      1,094,120             891,337
Marketing, sales, and support (excludes stock
  compensation of $26,728)                                    1,082,390             124,731
General and administrative expenses (excludes
  stock compensation of $333,794)                               870,824             414,304
Stock Compensation                                              364,776
                                                           --------------------------------
       Total costs and expenses                               3,640,884           1,430,372
                                                           ================================


Operating loss                                               (3,098,241)           (594,533)
                                                           --------------------------------

Other income (expense):
      Interest income                                            51,532                   -
      Interest expense                                           (1,021)             (1,676)
      Gain on sale of investments, net                                                    -
      Other income (expense), net                               (20,883)                392
                                                           --------------------------------
Loss before income taxes                                     (3,068,613)           (595,817)

Provision for income taxes                                            -                   -

Minority interest in net loss of subsidiary, net               (221,929)                  -
                                                           ================================

Net loss                                                     (3,290,542)           (595,817)

Preferred stock dividends and preferences                             -            (844,250)
                                                           --------------------------------

Net loss  to common stockholders                            $(3,290,542)        $(1,440,067)
                                                           ================================


Basic and diluted loss per share                            $      (.15)        $      (.12)
                                                           --------------------------------

Weighted average shares of common stock                      22,613,423          12,106,040
                                                           --------------------------------



See notes to consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)


                                                             Nine months ended
                                                     February 29,              February 28,
                                                         2000                      1999
                                                    ----------------------------------------

Internet services revenues                          $  2,538,901               $  2,369,339
Subscription revenue                                      41,323                       --
Software licensing and royalty revenue                      --                       38,000
                                                    ============               ============
       Total revenues                                  2,580,224                  2,407,339
                                                    ============               ============

Research and development (excludes stock
  compensation of $4,254)                                228,774
Cost of Services Revenue                               3,043,012                  3,129,354
Marketing, sales, and support (excludes stock
  compensation of $26,728)                             1,640,640                    383,260
General and administrative expenses (excludes
  stock compensation of $409,128)                      2,515,840                  1,493,208
Stock Compensation                                       440,110
                                                    ------------               ------------
       Total costs and expenses                        7,868,376                  5,005,822
                                                    ------------               ------------


Operating loss                                        (5,288,152)                (2,598,483)
                                                    ------------               ------------

Other income (expense):
      Interest income                                     88,715                        865
      Interest expense                                    (4,666)                    (9,800)
      Gain on sale of investments, net                   728,750                       --
      Other income (expense), net                        (39,372)                    (7,395)
                                                    ============               ============
Loss before income taxes                              (4,514,725)                (2,614,813)

Provision for income taxes                                  --                         --

Minority interest in net loss of subsidiary, net        (665,787)                      --

                                                    ============               ============
Net loss                                              (5,180,512)                (2,614,813)

Preferred stock dividends and preferences                 (6,750)                (1,830,700)

                                                    ------------               ------------
Net loss  to common stockholders                    $ (5,187,262)              $ (4,445,513)
                                                    ------------               ------------


Basic and diluted loss per share                    $       (.31)              $       (.38)
                                                    ------------               ------------

Weighted average shares of common stock               16,631,522                 11,556,781
                                                    ------------               ------------



See notes to consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                   February 29,       February 28,
                                                                                      2000               1999
                                                                                ----------------------------------

Cash flows from operating activities
Net loss                                                                        $ (5,180,512)        $ (2,614,813)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                   378,286              199,500
     Non-cash consulting expense                                                     440,110               19,200
     Minority interest in net loss of consolidated subsidiary                        665,787                 --
     Gain on sale of investments                                                    (669,670)                --
Changes in assets and liabilities
     Accounts receivable                                                            (425,145)            (800,718)
     Other receivables                                                               (95,000)              79,413
     Prepaid expenses and other                                                      (70,288)             162,023
     Other assets                                                                     60,500              (36,720)
     Accounts payable                                                                109,450              (28,857)
     Accrued expenses                                                               (116,393)            (142,667)
     Deferred revenue                                                                   --                 (9,300)
     Other                                                                            56,591                 --
                                                                                                     ------------
                                                                                                     ------------
           Net cash used in operating activities                                  (4,846,284)          (3,172,939)
                                                                                                     ------------
                                                                                                     ------------

Cash flows from investing activities
      Purchases of property and equipment                                         (1,084,657)             (40,073)
      Proceeds from sale of investments                                              728,750                 --
                                                                                                     ------------
                                                                                                     ------------
           Net cash provided by (used in) investing activities                      (355,907)             (40,073)
                                                                                                     ------------
                                                                                                     ------------

Cash flows from financing activities
       Proceeds from issuances of common and preferred stock                      14,040,112            3,457,800
       Proceeds from exercise of stock options                                     3,661,993               41,305
       Proceeds from exercise of warrants                                            578,335
       Principal payments of long-term debt                                          (80,317)             (73,823)
                                                                                                     ------------
            Net cash provided by financing activities                             17,621,788            4,003,617
                                                                                                     ------------
            Net increase (decrease) in cash and cash equivalents                  12,419,597              790,605

Cash and cash equivalents
      Beginning of period                                                          2,939,596              392,200
                                                                                ============         ============

      End of period                                                             $ 15,359,193         $  1,182,805
                                                                                ------------         ------------

See notes to consolidated financial statements

                     CORNERSTONE INTERNET SOLUTIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


            General

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and in the opinion of management contain all adjustments (consisting of only normal recurring entries) necessary to present fairly the financial position of Cornerstone Internet Solutions Company (the "Company"), and subsidiaries as of February 29, 2000 and the results of its operations and its cash flows for the three and nine month periods ended February 29, 2000 and February 28, 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes in the May 31, 1999 Annual Report on Form 10-KSB. The results for the three month and nine month periods ended February 29, 2000 are not necessarily indicative of the results to be obtained for the full year.

2.       Business

         On July 2, 1998, the Company's shareholders ratified a proposal to change the Company's name from Enteractive, Inc. to Cornerstone Internet Solutions Company. Headquartered in New York, New York, the Company is a provider of business solutions based on Internet technologies. The Company's address is 584 Broadway, Suite 509, New York, NY 10012 and its Internet address is www.crstone.com

         On  December 4, 1996,  the Company  signed  multiple  market  affiliate
         agreements        with        USWeb/CKS        Corporation,         now
         marchFIRST.com,("marchFIRST.com") and paid $625,000 for the right to operate USWeb/CKS affiliate offices in New York City, and certain other markets in the Northeast portion of the United States, for a ten-year period. The operation, which has been conducting business as USWeb/CKS Cornerstone and recently as marchFIRST.com Cornerstone, provides a full range of Internet and Intranet-based business solutions, including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting. The Company is obligated to pay marchFIRST.com monthly fees equal in the aggregate to 7% of adjusted gross revenues, as defined in its various agreements with marchFIRST.com, but not less than certain contractual minimum fees

         On February 17, 1999, the Company formed B2Bgalaxy.com, Inc. ("B2B") as a wholly owned subsidiary of the Company. Financing for B2B included net proceeds of $2,122,957 in April 1999 from the sale of convertible Preferred Stock, and $14,040,112 from the private placement of common stock in February 2000. See "Note 8-Subsidiary Transactions". The Company established B2B to leverage its expertise in business consulting, Internet technology and the development of business and e-commerce solutions to create industry-specific business-to-business e-commerce marketplaces that link buyers and sellers through competitive on-line exchanges with a focus on improving profitability. In May 1999, B2B introduced FOODgalaxy.com, the first such marketplace, designed to lower the cost of food and supplies for restaurants and other food service providers through increased price competition. Launched in July, 1999, FOODgalaxy.com enables restaurants to post a customized inventory list online and requires suppliers to continually submit their latest product bids. This competitive process is designed to decrease the cost of goods to buyers and significantly reduce the time traditionally devoted to the comparative price shopping process.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. In November 1998, the Company consummated a private placement of 1,600 shares of newly created Class D Preferred Stock for net proceeds of approximately $1,970,000. In April 1999 B2B received $2,122,957 from the sale of Preferred Stock, and $15,000,113 from the private placement of common stock in early 2000, of which $14,040,112 was received as of February 29,2000. Between December 1, 1999 and February 2000 the Company received $1,786,480 from the exercise of options and warrants. The Company recently hired a CEO to manage the Cornerstone Internet Services division as part of its plan to attain profitability. The B2B segment will continue to incur losses as it builds its customer base and market share.

3.       Affiliation Rights

         Fees for affiliation rights were paid to marchFirst.com for the right to join the marchFirst.com network and operate as an affiliate. The fee is being amortized over the 10-year life of the agreement with marchFirst.com. Affiliation rights at February 29, 2000 were net of accumulated amortization of $137,500.

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

5.       Convertible Preferred Stock Class D

         On November 10, 1998 the Company raised $1,969,900, net of related expenses, through a private placement of 1,600 shares of Class D Convertible Preferred Stock (Class D Preferred Stock) at a purchase price of $1,250 per share. The holders of Class D Preferred Stock have the right, at any time commencing after the earlier of (I) June 30, 2000 or (II) if the closing price of the common stock shall have been at least $1.50 per share on 15 trading days during any 20-consecutive trading day period, to convert each share of Class D Preferred Stock into such whole number of shares of common stock equal to the aggregate stated value of the Class D Preferred Stock to be converted divided by $1.00, subject to adjustment. Each share of Class D Preferred Stock has a liquidation preference of $1,375 per share. The Class D Preferred Stock is entitled to vote on all matters submitted to the holders of the Company's common stock, at 1,250 votes per share, pays no dividends and is not redeemable. In the third quarter of fiscal 1999, the closing price of the Company's Common Stock was at least $1.50 per share on 15 trading days during a consecutive 20 day trading period and accordingly the holders of Class D Preferred Stock have the unrestricted right to convert each share of Class D Preferred Stock as described above. In fiscal 1999, the Company issued 7,320 shares of Class D Preferred Stock in exchange for Class B and Class C Preferred Stock. During fiscal 1999, 880 shares of Class D Preferred Stock were converted into 1,100,000 shares of Common Stock. Between December 3, 1999 and January 6, 2000, 8,020 shares of Class D Preferred Stock were converted into 10,025,000 shares of Common Stock. As of February 29, 2000, there were 20 shares of Class D Preferred Stock issued and outstanding and convertible into 25,000 shares of Common Stock.

6.       Convertible Preferred Stock Class A and C

         On December 12, 1996, the Company completed a private placement of 84 units, each unit consisting of 80 shares of Class A Convertible Preferred Stock (Class A Preferred) and 50,000 common stock purchase warrants to purchase in the aggregate 4,200,000 shares of Common Stock at an exercise price of $4.00 per share and expiring December 13, 2001 (the "Warrants"). Proceeds from the private placement were approximately $7,869,100, net of related expenses of $531,000. The Class A Preferred Stock has a stated value of $1,250 per share.

         On November 19, 1997, the Company offered to exchange the 4,200,000 Warrants for common stock (the "Exchange Offer"), whereby for each 2.8 warrants exchanged, the Company issued one share of its Common Stock. In connection with the Exchange Offer, the Company received the written consent of the participating preferred stockholders to amend the terms of the Class A Preferred to delay the date when the Class A Preferred Stock can first be converted into common stock from May 1, 1998 to July 1, 1999 and modify certain redemption features of the Class A Preferred. Holders of 6,260 shares of the Class A Preferred Stock agreed to the terms of the Exchange Offer. As a result, on February 6, 1998, the Company issued 1,397,323 shares of common stock in exchange for the cancellation of 3,912,500 Warrants. The fair value of the common stock issued approximated the fair value of the canceled Warrants. Subsequently, the Company redesignated the 6,260 shares of Class A Preferred held by the stockholders who approved the Exchange Offer as Class C Convertible Preferred Stock (Class C Preferred). Such preferred shareholders were entitled to receive a dividend at 12% per year of the stated value of the Class C Preferred for the period from April 30, 1998 to June 30, 1999. In accordance with the terms of the Preferred Stock exchange offer discussed below, all dividends associated with Class C Preferred exchanged were relinquished. Dividends are payable in common stock and for those Class C Preferred shares still outstanding after the exchange offer, such dividends amounted to $81,000 for the year ended May 31, 1999 and $6,750 for the nine months ended February 29, 2000. In July, 1999 the Company issued 40,213 shares of Common Stock in full payment of the Preferred Stock dividends.

         As of February 29, 2000, there were 20 shares of Class C Preferred Stock outstanding, which are convertible into 20,205 shares of Common Stock. Each share of Class C Preferred is convertible into the whole number of shares of common stock equal to the aggregate stated value of the Class C Preferred Stock to be converted divided by the lesser of
         (i) $2.00 or (ii) 50% of the average closing price for the common stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company has the option to redeem all, or any portion of on a pro rata basis, the Class C Preferred at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

         The conversion rate of the Class C Preferred (when calculated on the basis of dividing the stated value by $2.00 only) will be subject to adjustments to protect against dilution in the event of stock dividends, stock splits, and certain other events. In July, 1999 and February, 2000 500 and 20 shares of Class C Preferred were converted into 505,132 and 20,205 shares of common stock respectively.

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

         In February 2000 B2B consummated a private placement of unregistered Common Stock for $2.80 per share, resulting in net proceeds of $14,975,113, of which $14,040,112 was received on or before February 29,2000.

         As a result of the above transactions, at February 29, 2000 the Company owned 49.9% of B2B's common stock or 38% of B2B, assuming the conversion of B2B's Preferred Stock. The results of B2B are consolidated with those of the Company and the minority interest is presented in the accompanying consolidated balance sheet. Due to the insignificance of the minority common shareholders' investment in B2B, the consolidated financial statements reflect approximately 97% of B2B's net loss for fiscal February 28, 1999 and B2B's entire net loss for the nine months ended February 29, 2000.

         Based on the market price of the Company's Common Stock on the date of issuance, B2B's Preferred Stock had a non-cash beneficial conversion feature of $1,257,600. Such portion of the proceeds was allocated to additional paid-in capital and will be recognized as an expense in minority interest over the seventeen month period from the issuance of B2B's Preferred Stock to September 30, 2000, the first date that conversion to the Company's common stock can occur. The amortization is calculated using the effective interest method, increases minority interest in the consolidated balance sheet and amounted to approximately $666,000 for the nine months ended February 29, 2000.

9.       Non-Cash Consulting Expense
         On October 28, 1999 options to purchase 400,000 shares of Common Stock were granted to consultants with an exercise price of $2.69. The total cost computed under the Black Scholes method was an aggregate of $452,000 which was recorded as deferred consulting expense and is being expensed over the six month vesting period. This transaction has no impact on total stockholders' equity.

         In the nine months ended February 29, 2000, options to purchase 165,500 shares of B2Bgalaxy Common Stock were granted to certain providers of outside services who agreed to accept compensation in stock options. The exercise prices range from $.60 to $2.00, and the total cost computed under the Black Scholes method was an aggregate of $273,902, which was recorded as deferred consulting expense and is being expensed over the shorter of the vesting period or the period of service. This transaction has no impact on total stockholders' equity.


10.      Subsequent Events
         Subsequent to February 29, 2000 and through April 7, 2000, and options to purchase 55,139 shares of Common Stock at an average price of $1.4335 were exercised.

11.      Segment Information
         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (I) Internet Business Solutions Segment,
         (II) B2B Marketplace Segment. The Internet Business Solutions Segment provides a full range of Internet and Intranet-based business solutions, including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting. The B2B Marketplace Segment creates industry-specific business-to-business e-commerce marketplaces that link buyers and sellers through competitive on-line exchanges with a focus on improving profitability. Eliminations consist of intercompany balances.

                       Nine Months Ended February 29, 2000


                                    B2B Marketplace      Internet Business   Eliminations        Total
                                         Segment            Solutions
                                                             Segment


Net revenues                            $   41,323         $2,538,901                         $2,580,224

Operating loss                          (2,889,138)        (2,399,014)                        (5,288,152)

Interest income                             53,941             34,774                             88,715

Interest expense                                 -              4,666                              4,666

Depreciation and amortization              188,586            189,700                            378,286

Expenditures for long lived assets         903,118            181,539                          1,084,657

Total assets                            15,033,158          5,339,971        (1,480,050)      18,893,079

                      Three Months Ended February 29, 2000

                                    B2B Marketplace    Internet Business   Eliminations     Total
                                         Segment          Solutions
                                                           Segment

Net revenues                           $   27,928         $514,715                        $542,643

Operating loss                         (1,564,259)      (1,504,354)                     (3,098,241)

Interest income                            29,966           21,566                          51,532

Interest expense                                -            1,021                           1,021

Depreciation and amortization              95,837           68,245                         164,082

Expenditures for long lived assets        304,128          105,820                         409,948

Total assets                           15,033,158        5,339,971        (1,480,050)   18,893,079

In the prior year there was only the Internet Business Solutions segment.

12.      Comprehensive Income
         The amounts related to investments reported in net income and other comprehensive income for the nine months ended February 29, 2000 are comprised of the following:

         Net income:
              Gain on sale of investments                                 $  728,750
                                                                          ----------
         Other comprehensive income:
              Holding gain arising during period, net of tax                  96,203
              Reclassification adjustment, net of tax                       (296,345)
                                                                         -----------
                   Net loss recognized in other comprehensive income        (200,142)
                                                                         -----------
         Total impact on comprehensive income                             $  528,608
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

Results of  Operations  - Nine Months  Ended  February 29, 2000 and February 28,
1999

Revenues-Revenues were $2,580,224 and $2,407,339, in the nine months ended February 29, 2000, and February 28, 1999, respectively. Despite the year over year increase in revenues during the third quarter, Internet Services revenues for the quarter ended February 29,2000 were lower than the same quarter of the prior fiscal year. This decrease reflects the reversal of $220,000 of prior quarter revenue due to a settlement with a customer, as well as the result of not realizing anticipated contracts from both new and existing customers. The loss of development and project management personnel led to the Company's inability to efficiently fulfill its contracts. Revenues include $41,323 of subscription revenue derived from its B2B Marketplace Segment. The Company anticipates that revenues will be impacted in the future by its ability to expand its services in existing accounts in both segments, and to grow its client base. There were three customers that individually comprised more than 10% of revenue and in the aggregate amounted to 23% of accounts receivable as of February 29, 2000, and 43% of total revenues for the nine months ended February 29, 2000. Delays in meeting project milestones in the Internet Services Segment adversely impacted billing and collections, resulting in higher Accounts Receivable. The loss of any of these customers would have a material adverse effect on the results of operations of the Company.
                                       10

Expenses
Cost of Services Cost of services were $3,043,012 and $3,129,354, in the nine months ended February 29, 2000 and February 28, 1999, respectively. Cost of Internet Services revenues as a percentage of related revenues decreased to 118% from 130% of related revenues in the nine months ended February 29, 2000 and February 28, 1999, respectively, due to increased volume and improved cost management. The Company expects that as it secures additional contracts the cost of services as a percentage of revenues will continue to decrease.

Marketing,  sales,  and support  Marketing,  sales,  and support  expenses  were
$321,897 and $383,260 for the Internet Business Solutions Segment, and $1,318,743, and $0 for the Company's B2B Marketplace Segment for the nine months ended February 29, 2000 and February 28, 1999, respectively. The increase results from the consolidation of B2B formed in the last quarter of fiscal 1999 and from increases in personnel to support the growth of the Company and B2B's operations.

General and Administrative Expenses General and administrative expenses were $2,515,840 and $1,493,208 in the nine months ended February 29, 2000 and February 28, 1999, respectively. The 68% increase relates primarily to the added cost resulting from the Company's B2B Marketplace Segment consisting of personnel and overhead costs to support the development of the B2B segment. During the nine months ended February 29, 2000, general and administrative expenses incurred by the B2B Marketplace Segment were $1,244,555.

Research and Development Research and development expenses were $228,774 in the nine months ended February 29, 2000, and $0 in the same nine-month period last year. These costs are related to the development of the Company's B2B Marketplace Segment.

Stock Compensation Stock compensation expenses were $440,110 and $0,in the nine months ended February 29,2000 and February 28,1999, respectively. These expenses reflect agreements with providers of certain outside services to accept compensation in stock options. Of this amount, $301,332 applies to options in the Company, arising from services provided to the Internet Business Solutions, and $138,389 applies to B2Bgalaxy stock options, granted in compensation of services provided to support the B2B Marketplace Segment. The total cost of these non-cash items was computed under the Black Scholes method to be an aggregate of $725,902, and is being expensed over the shorter of the service period or the vesting period, which varies by vendor.

Other Income and (Expense) Other income and (expense) was $773,427 and ($16,330) in the nine months ended February 29, 2000 and February 28, 1999 respectively. The primary factor in the other income for the current fiscal year was the $728,750 gain on sale of investments.

Gain on sale --In November 1999 the Company received $728,750 in income from the sale of common stock from the exercise of warrants held by the Company in another entity.

Income tax benefit No income tax benefit was recorded in the nine months ended February 29, 2000 and February 29, 1999. Using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against all of its deferred tax assets.


Quarterly results -Quarter Ended February 29, 2000 and February 28, 1999

The Company expects its quarterly results to vary significantly in the future. The number of customer contracts signed and the ability of the solutions to be readily implemented by the development staff significantly influence revenues. Further market acceptance of the Company's offerings is dependent on (1) the growth and utilization of the Internet as a medium for commerce, (2) the success of marchFIRST.com in establishing and positioning the marchFIRST.com brand in the territories where the Company operates (3) the degree of market acceptance of the Company's offerings and (4) the success of offerings by competitors. The Company does not expect seasonal factors to be a significant influence on revenues.

Revenues-Revenues were $542,643 and $835,839, in the quarters ended February 29, 2000 and February 28, 1999, respectively. The decrease in revenues is the result of a reversal of $220,000 of prior quarter revenue due to a settlement with a client. Revenue also includes $27,928 of subscription revenue derived from its B2B Marketplace Segment. The Company anticipates that revenues will be impacted in the future by its ability to expand its services in existing accounts and grow its client base. There were four customers that individually comprised more than 10% of revenue for the quarter, and in the aggregate amounted to 48% of accounts receivable as of February 29, 2000, and 94% of gross revenues before settlement for the three months ended February 29, 2000. The loss of any of these customers would have a material adverse effect on the results of operations of the Company.
                                       11

Expenses
Cost of Services Cost of services were $1,094,120 and $891,337, in the quarters ended February 29, 2000, and February 28, 1999, respectively. Cost of Services expenses as a percentage of related revenues increased to 202 % from 107 % of related revenues in the quarters ended February 29, 2000 and February 28, 1999, respectively due to decreased volume and personnel turnover. The Company expects that as it secures additional contracts the cost of revenues as a percentage of revenues will decrease.

Marketing, Sales, and Support Expenses-Marketing, sales, and support expenses were $167,294, and $124,731 for the Internet Business Segment, and $915,096 and $0 for the B2B Marketplace Segment, in the quarters ended February 29, 2000 and February 28, 1999, respectively. The increase results from the initial sales, marketing, and support expenses for the B2B Segment.

General and Administrative Expenses General and administrative expenses were $870,824 and $ 414,304 in the quarters ended February 29, 2000, and February 28, 1999, respectively. The 110% increase relates primarily to the added personnel and overhead costs to support the growth of the B2B operation. During the three months ended February 29, 2000, general and administrative expenses incurred by the Company's B2B Marketplace Segment were $341,260.

Stock Compensation Stock compensation expenses were $364,776 and $0,in the quarters ended February 29,2000 and February 28,1999, respectively. These expenses reflect agreements with providers of certain outside services to accept compensation in stock options. Of this amount, $226,387 applies to options in the Company, arising from services provided to the Internet Business Solutions, and $138,389 applies to B2Bgalaxy stock options, granted in compensation of services provided to support the B2B Marketplace Segment. The total cost of these non-cash items was computed under the Black Scholes method to be an aggregate of $725,902, and is being expensed over the shorter of the service period or the vesting period, which varies by vendor.

Other Income and (Expense) Other income and (expense) was $29,628 and ($ 1,284) in the quarters ended February 29, 2000 and February 28, 1999 respectively.

Income tax benefit No income tax benefit was recorded in the quarters ended February 29, 2000 and February 28, 1999. Using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against all of its deferred tax assets.


Liquidity and Capital Resources
Since June 1, 1999, the Company's principal sources of capital have been as follows:

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

    (iii) In fiscal 1999, the Company received $991,373 from the exercise of warrants and options, and in the nine months ended February 29, 2000, the Company received $3,661,993 from the exercise of warrants and options. Subsequent to February 29, 2000, the Company received $79,039.75 from the exercise of options and warrants.

     (iv) On April 30,1999, B2B received net proceeds of $2,122,957 in a private placement from the sale of 2,400 shares of B2B Preferred Stock.

      (v) On February 29, 2000 B2Bgalaxy.com consummated a private placement of 5,357,180 shares of Common Stock for $2.80 per share. The net proceeds of the offering were approximately $14,975,113, of which $14,040,112 was received by February 29, 2000.

The Company had cash and cash equivalents of $15,359,193 and $2,939,596 at February 29, 2000 and May 31, 1999, respectively. The increase of $12,419,597 primarily reflects the B2Bgalaxy private placement of 5,357,180 shares, offset by the funding of operating activities, purchases of property and equipment and payments of long-term debt of $80,317. Accounts receivable increased from $1,024,624 as of May 31, 1999 to $1,449,769 as of February 29, 2000, an increase of 41%, due to delays in meeting projects milestones, which in turn delayed billing and collections. Capital expenditures were $1,084,657 and $40,073 in the nine months ended February 29, 2000 and February 28, 1999 respectively. The increase is primarily related to the development of the B2B Marketplace Segment.
                                       12

The Company anticipates that capital expenditures will continue to increase as revenues increase as a result of equipping staff or contractors to service customers.

The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. The Independent Auditors' report for the fiscal year ended May 31, 1999 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. As part of its business plan to enhance liquidity, the Company has reduced its operating expenses related to its Internet Business Solutions Services, and is continuing its activities designed to increase its revenues. The Company or B2B also may also seek to obtain additional funds for operations. However, these funds may not be sufficient to meet the Company's or B2B's longer-term cash requirements for operations. In addition there can be no assurance that the Company or B2B will be able to obtain additional financing. Based on management's assessment of the demand for Internet based professional services, the Company may significantly alter the level of expenses. Management believes that based on funds on hand at February 29, 2000 and anticipated revenues, operations can continue until at least through December 2000.

New Accounting Pronouncement
The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, in fiscal year 2001, for which the Company is presently assessing its impact on the consolidated financial statements, if any.

Year 2000 Compliance
To date, the Company has not encountered any significant effects of the Year 2000 problem, either internally or with third parties. This does not guarantee that problems will not occur in the future or have not yet been detected.

Forward looking statements
This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, the success of its marchFIRST.com Cornerstone subsidiary and of its B2Bgalaxy.com subsidiary, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved.

Inflation
The past and expected future impact of inflation on the financial statements is not significant.

Item 1.     Legal Proceedings

None

Item 2.     Change in Securities and Use of Proceeds
The Company issued 479,503 shares of Common Stock pursuant to the exercise of options in the quarter ended February 29, 2000. The options had an exercise price ranging from $.813 to $3 per share. The Common Stock was issued pursuant to the exemption contained in Section 4 (2) of the Securities Act of 1933, as amended. The Company issued 87,500 shares of Common Stock pursuant to the exercise of warrants at a price of $4 in the quarter ended February 29,2000.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submissions of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None
                                       13

Item 6.     Exhibits and Reports on Form 8-K
(a)         Exhibits
                  Exhibit 27--Financial Data Schedule

            (b)  Reports on Form 8-K - None

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CORNERSTONE INTERNET SOLUTIONS COMPANY
                               -----------------
                               (Registrant)



                               /S/ Ken Gruber
Date: April 14, 2000           ------------------------------
                               Ken Gruber
                               Executive Vice President
                               And Chief Financial and Accounting Officer