Form 10QSB/A
period 2000-02-29
CORNERSTONE INTERNET SOLUTIONS CO /DE/
filed 2000-04-20
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1     Financial Statements

           Consolidated Balance Sheets at February 29, 2000
           and May 31, 1999                                                   3

           Consolidated Statements of Operations for the
           three-month periods ended February 29, 2000
           and February 28, 1999.                                             4

           Consolidated Statements of Operations for the
           nine-month periods ended February 29, 2000 and
           February 28, 1999.                                                 5

           Consolidated Statements of Cash Flows for the
           nine-month periods ended February 29, 2000 and
           February 28, 1999.                                                 6


           Notes to Financial Statements                                      7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               12


,
PART II - OTHER INFORMATION

                                                                           Page

Item 1.    Legal Proceedings                                                 15

Item 2.    Change in Securities and Use of Proceeds                          15

Item 3.    Defaults upon Senior Securities                                   15

Item 4.    Submissions of Matters to a Vote by Security Holders              15

Item 5.    Other Information                                                 15

Item 6.    Exhibits and Reports on Form 8-K                                  16


SIGNATURES                                                                   17

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Consolidated Balance Sheets

                                                                                 February 29,                May 31,
                                                                                     2000                     1999
                                                                             ----------------------    --------------
ASSETS                                                                              (unaudited)
Current Assets:

      Cash and cash equivalents                                                    $15,359,193        $     2,939,596
       Investments                                                                     198,206                398,348
      Accounts receivable, net                                                       1,449,769              1,024,624
      Other receivables                                                                 46,507                 20,587
      Prepaid expenses and other                                                       129,763                 49,475
                                                                            -------------------     ------------------
         Total current assets                                                       17,183,438              4,432,630

Affiliation rights, net                                                                172,500                191,667
Property and equipment, net                                                          1,396,720                671,182
Other                                                                                  140,421                200,920
                                                                            -------------------     ------------------
                                                                                 $  18,893,079        $     5,496,399
                                                                            -------------------     ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

      Current maturities of long-term debt                                              26,102       $        104,954
      Accounts payable                                                                 939,848                830,397
      Accrued payroll and related expenses                                             183,628                124,866
      Other accrued expenses                                                           287,437                462,592
      Other current liabilities                                                        101,351                 30,000
                                                                            -------------------     ------------------
         Total current liabilities                                                   1,538,366              1,552,809
Long-term debt, excluding current maturities                                                 -                  1,465
                                                                            -------------------     ------------------
          Total liabilities                                                          1,538,366              1,554,274
                                                                            -------------------     ------------------


Minority interest                                                                    8,802,899                938,838


Stockholders' Equity:
    Preferred stock, $.01 par value,
    2,000,000 shares authorized;
           Class C, 20 and 540 shares issued and outstanding
           at February 29, 2000 and May 31,1999                                            -                        5
           Class D, 20 and 8,040 shares issued and outstanding
            at February 29, 2000 and May 31, 1999, liquidation
            preference of $27,500 at February 29, 2000                                     -                       80

    Common stock, $.01 par value, 50,000,000 shares
           authorized and 25,028,187 and 13,121,013 shares
           issued and outstanding at February 29, 2000 and
          May 31, 1999                                                               250,282                  131,210
    Additional paid-in capital                                                    46,385,138               36,018,294
    Deferred consulting expense                                                     (286,180)                        -
    Accumulated other comprehensive income                                           198,206                  398,348
    Accumulated deficit                                                          (37,995,632)             (33,544,650)
                                                                            -----------------       ------------------
          Total stockholders' equity                                               8,551,814                3,003,287
                                                                            -----------------       ------------------
                                                                               $  18,893,079          $     5,496,399
                                                                            -----------------       ------------------

    See notes to consolidated financial statements.

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                  Three months ended
                                                            February 29,            February 28,
                                                                2000                   1999
                                                            --------------------    ------------

Internet services revenues                                 $    514,715         $   835,839
Subscription revenue                                             27,928                   -
                                                           --------------------------------
       Total revenues                                           542,643             835,839
                                                           ================================

Cost of services revenue                                      1,094,120             891,337
Marketing, sales, and support (excludes stock
  compensation of $26,728)                                    1,082,390             124,731
General and administrative expenses (excludes
  stock compensation of $333,794)                               870,824             414,304
Research and development (excludes stock
  compensation of $4,254)                                       228,774                   -
Stock compensation                                              364,776                   -
                                                           --------------------------------
       Total costs and expenses                               3,640,884           1,430,372
                                                           ================================


Operating loss                                               (3,098,241)           (594,533)
                                                           --------------------------------

Other income (expense):
      Interest income                                            51,532                   -
      Interest expense                                           (1,021)             (1,676)
      Loss on sale of investments, net                          (59,080)                  -
      Other income (expense), net                               (38,197)                392
                                                           --------------------------------
Loss before income taxes                                     (3,068,613)           (595,817)

Provision for income taxes                                            -                   -

Minority interest in net loss of subsidiary, net               (221,929)                  -
                                                           ================================

Net loss                                                     (3,290,542)           (595,817)

Preferred stock dividends and preferences                             -            (844,250)
                                                           --------------------------------

Net loss  to common stockholders                            $(3,290,542)        $(1,440,067)
                                                           ================================


Basic and diluted loss per share                            $      (.15)        $      (.12)
                                                           --------------------------------

Weighted average shares of common stock                      22,613,423          12,106,040
                                                           --------------------------------



See notes to consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)


                                                             Nine months ended
                                                     February 29,              February 28,
                                                         2000                      1999
                                                    ----------------------------------------

Internet services revenues                          $  2,538,901               $  2,369,339
Subscription revenue                                      41,323                         --
Software licensing and royalty revenue                      --                       38,000
                                                    ============               ============
       Total revenues                                  2,580,224                  2,407,339
                                                    ============               ============

Cost of services revenue                               3,043,012                  3,129,354
Marketing, sales, and support (excludes stock
  compensation of $26,728)                             1,640,640                    383,260
General and administrative expenses (excludes
  stock compensation of $409,128)                      2,515,840                  1,493,208
Research and development (excludes stock
  compensation of $4,254)                                228,774                         --
Stock compensation                                       440,110                         --
                                                    ------------               ------------
       Total costs and expenses                        7,868,376                  5,005,822
                                                    ------------               ------------


Operating loss                                        (5,288,152)                (2,598,483)
                                                    ------------               ------------

Other income (expense):
      Interest income                                     88,715                        865
      Interest expense                                    (4,666)                    (9,800)
      Gain on sale of investments, net                   669,670                       --
      Other income (expense), net                         19,708                     (7,395)
                                                    ============               ============
Loss before income taxes                              (4,514,725)                (2,614,813)

Provision for income taxes                                  --                         --

Minority interest in net loss of subsidiary, net        (665,787)                      --

                                                    ============               ============
Net loss                                              (5,180,512)                (2,614,813)

Preferred stock dividends and preferences                 (6,750)                (1,830,700)

                                                    ------------               ------------
Net loss  to common stockholders                    $ (5,187,262)              $ (4,445,513)
                                                    ------------               ------------


Basic and diluted loss per share                    $       (.31)              $       (.38)
                                                    ------------               ------------

Weighted average shares of common stock               16,631,522                 11,556,781
                                                    ------------               ------------



See notes to consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                   February 29,       February 28,
                                                                                      2000               1999
                                                                                ----------------------------------

Cash flows from operating activities
Net loss                                                                        $ (5,180,512)        $ (2,614,813)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                   378,286              199,500
     Non-cash consulting expense                                                     440,110               19,200
     Minority interest in net loss of consolidated subsidiary                        665,787                 --
     Gain on sale of investments                                                    (669,670)                --
Changes in assets and liabilities
     Accounts receivable                                                            (425,145)            (800,718)
     Other receivables                                                               (95,000)              79,413
     Prepaid expenses and other                                                      (70,288)             162,023
     Other assets                                                                     60,499              (36,720)
     Accounts payable                                                                109,451              (28,857)
     Accrued expenses                                                               (116,393)            (142,667)
     Deferred revenue                                                                   --                 (9,300)
     Other                                                                            56,591                 --
                                                                                 -----------         ------------
           Net cash used in operating activities                                  (4,846,284)          (3,172,939)
                                                                                 ===========         ============

Cash flows from investing activities
      Purchases of property and equipment                                         (1,084,657)             (40,073)
      Proceeds from sale of investments                                              728,750                 --
                                                                                 -----------         ------------
           Net cash used in investing activities                                    (355,907)             (40,073)
                                                                                 ===========         ============


Cash flows from financing activities
       Proceeds from issuances of common and preferred stock                      14,040,112            3,457,800
       Proceeds from exercise of stock options                                     3,661,993               41,305
       Proceeds from exercise of warrants                                                                 578,335
       Principal payments of long-term debt                                          (80,317)             (73,823)
                                                                                 -----------         ------------
            Net cash provided by financing activities                             17,621,788            4,003,617
                                                                                 -----------         ------------
            Net increase  in cash and cash equivalents                            12,419,597              790,605

Cash and cash equivalents
      Beginning of period                                                          2,939,596              392,200
                                                                                ============         ============

      End of period                                                             $ 15,359,193         $  1,182,805
                                                                                ------------         ------------

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

         On December 4, 1996, the Company signed multiple market affiliate agreements with USWeb/CKS Corporation, now marchFIRST.com, ("marchFIRST.com") and paid $625,000 for the right to operate marchFIRST.com affiliate offices in New York City, and certain other markets in the Northeast portion of the United States, for a ten-year period. The operation, which has been conducting business as USWeb/CKS Cornerstone and recently as marchFIRST.com Cornerstone, provides a full range of Internet and Intranet-based business solutions, including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting. The Company is obligated to pay marchFIRST.com monthly fees equal in the aggregate to 7% of adjusted gross revenues, as defined in its various agreements with marchFIRST.com, but not less than certain contractual minimum fees.

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. In April 1999 B2B received $2,122,957 from the sale of Preferred Stock, and $14,975,113 from the private placement of common stock in early 2000, of which $14,040,112 was received as of February 29, 2000. For the nine months ended February 29, 2000 the Company received $3,661,993 from the exercise of options. The Company recently hired a CEO to manage the Cornerstone Internet Services division as part of its plan to attain profitability. The B2B segment will continue to incur losses as it builds its customer base and market share.

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

6.       Convertible Preferred Stock Class C

         As of February 29, 2000, there were 20 shares of Class C Preferred Stock outstanding, which are convertible into an aggregate of 20,205 shares of Common Stock. Each share of Class C Preferred is convertible into the whole number of shares of common stock equal to the aggregate stated value of the Class C Preferred Stock to be converted divided by the lesser of (i) $2.00 or (ii) 50% of the average closing price for the common stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company has the option to redeem all, or any portion of on a pro rata basis, the Class C Preferred at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

         The conversion rate of the Class C Preferred (when calculated on the basis of dividing the stated value by $2.00 only) will be subject to adjustments to protect against dilution in the event of stock dividends, stock splits, and certain other events. In July, 1999 and November, 1999 500 and 20 shares of Class C Preferred were converted into 505,132 and 20,205 shares of common stock, respectively. The Class C Preferred Stock paid dividends of 12% of stated value through June 30, 1999, payable in common stock. Dividends amounted to $81,000 for the year ended May 31, 1999 and $6,750 for the nine months ended
         February 29, 2000. In July 1999, 40,213 shares of Common Stock were issued in payment of all preferred stock dividends.

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

         On February 29, 2000 B2B consummated a private placement of 5,357,180 shares of unregistered Common Stock for $2.80 per share, resulting in net proceeds of $14,975,113, of which $14,040,112 was received on or before February 29,2000. Of the net proceeds, $6,841,838 was allocated to Paid in Capital, and $7,198,274 to Minority Interest.

         As a result of the above transactions, at February 29, 2000 the Company owned 49.9% of B2B's common stock or 38% of B2B, assuming the conversion of B2B's Preferred Stock. Due to the Company's control of B2B, the results of B2B are consolidated with those of the Company and the minority interest is presented in the accompanying consolidated balance sheet. Due to the insignificance of the minority common shareholders' investment in B2B. Through February 28, 2000, the consolidated financial statements reflect approximately 97% of B2B's net loss for fiscal 1999 and B2B's entire net loss for the nine months ended February 29, 2000. Commencing March 1, 2000, the consolidated financial statements will reflect 49.9% of B2B's results.

         Based on the market price of the Company's Common Stock on the date of issuance, B2B's Preferred Stock had a non-cash beneficial conversion feature of $1,257,600. Such portion of the proceeds was allocated to additional paid-in capital and will be recognized as an expense in minority interest over the seventeen month period from the issuance of B2B's Preferred Stock to September 30, 2000, the first date that conversion to the Company's common stock can occur. The amortization increases minority interest in the consolidated balance sheet and amounted to approximately $666,000 for the nine months ended February 29, 2000.

9.       Non-Cash Consulting Expense
         On October 28, 1999 options to purchase 400,000 shares of Common Stock were granted to consultants with an exercise price of $2.69 per share. The total cost computed under the Black Scholes method was an aggregate of $452,000 which was recorded as deferred consulting expense and is being expensed over the six month vesting period. This transaction has no impact on total stockholders' equity.

         In the nine months ended February 29, 2000, options to purchase 165,500 shares of B2B Common Stock were granted to certain providers of outside services who agreed to accept compensation in stock options. The exercise prices range from $.60 to $2.00, and the total cost computed under the Black Scholes method was an aggregate of $273,902, which was recorded as deferred consulting expense and is being expensed over the shorter of the vesting period or the period of service. This transaction has no impact on total stockholders' equity.


10.      Subsequent Events
         Subsequent to February 29, 2000 and through April 7, 2000, and options to purchase 55,139 shares of Common Stock at an average exercise price of $1.4335 per share were exercised.

11.      Segment Information
         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Accordingly, reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (I) Internet Business Solutions Segment,
         (II) B2B Marketplace Segment. The Internet Business Solutions Segment provides a full range of Internet and Intranet-based business solutions, including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting. The B2B Marketplace Segment creates industry-specific business-to-business e-commerce marketplaces that link buyers and sellers through competitive on-line exchanges with a focus on improving profitability. Eliminations consist of intercompany balances.

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
                                                                         ===========

The comprehensive loss for the three and nine months ended February 29, 2000 was ($3,227,331) and ($5,387,404), respectively.

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

Results of  Operations  - Nine Months  Ended  February 29, 2000 and February 28,
1999

Revenues-Revenues were $2,580,224 and $2,407,339, in the nine months ended February 29, 2000, and February 28, 1999, respectively. Despite this increase Internet Services revenues for the quarter ended February 29,2000 were lower than the same quarter of the prior fiscal year. This decrease reflects the reversal of $220,000 of prior quarter revenue due to a settlement with a customer, as well as the result of not realizing anticipated contracts from both new and existing customers. The loss of development and project management personnel led to the Company's inability to efficiently fulfill its contracts. Revenues include $41,323 of subscription revenue derived from its B2B Marketplace Segment. The Company anticipates that revenues will be impacted in the future by its ability to expand its services in existing accounts in both segments, and to grow its client base. There were three customers that individually comprised more than 10% of revenue and in the aggregate amounted to 23% of accounts receivable as of February 29, 2000, and 43% of total revenues for the nine months ended February 29, 2000. Delays in meeting project milestones in the Internet Business Solutions Segment adversely impacted billing and collections, resulting in an increase in accounts receivable from May 31, 1999. The loss of any of these customers would have a material adverse effect on the results of operations of the Company.

Expenses
Cost of Services Revenue-Cost of services revenue was $3,043,012 and $3,129,354, in the nine months ended February 29, 2000 and February 28, 1999, respectively. Cost of services revenues as a percentage of related revenues decreased to 118% from 130% of related revenues in the nine months ended February 29, 2000 and February 28, 1999, respectively, due to increased volume and improved cost management. The Company expects that as it secures additional contracts, the cost of services revenue as a percentage of revenues will continue to decrease.

Marketing,  Sales,  and  Support-Marketing,  sales,  and support  expenses  were
$321,897 and $383,260 for the Internet Business Solutions Segment, and $1,318,743, and $0 for the Company's B2B Marketplace Segment for the nine months ended February 29, 2000 and February 28, 1999, respectively. The increase results from the consolidation of B2B formed in the last quarter of fiscal 1999 and from increases in personnel to support the growth of the Company and B2B's operations.

General and Administrative Expenses-General and administrative expenses were $2,515,840 and $1,493,208 in the nine months ended February 29, 2000 and February 28, 1999, respectively. The 68% increase relates primarily to the added cost resulting from the Company's B2B Marketplace Segment consisting of personnel and overhead costs to support the development of the B2B segment. During the nine months ended February 29, 2000, general and administrative expenses incurred by the B2B Marketplace Segment were $1,244,555.

Research and Development - Research and development expenses were $228,774 in the nine months ended February 29, 2000 (all incurred in the quarter ended February 29, 2000), and $0 in the same nine-month period last year. These costs are related to the development of technology for the Company's B2B Marketplace Segment.

Stock Compensation - Stock compensation expenses were $440,110 and $0,in the nine months ended February 29,2000 and February 28,1999, respectively. These expenses reflect agreements with providers of certain outside services to accept compensation in stock options. Of this amount, $301,721 relates to Company stock options arising from services provided to the Internet Business Solutions Segment, and $138,389 applies to B2B stock options, granted for compensation of services provided to support the B2B Marketplace Segment. The total cost of these non-cash items was computed under the Black Scholes method to be an aggregate of $725,902, and is being expensed over the shorter of the service period or the vesting period, which varies by vendor.

Other Income and (Expense) - Other income and (expense) was $773,427 and ($16,330) in the nine months ended February 29, 2000 and February 28, 1999 respectively. The primary component in the other income for the current fiscal year was the November 1999 sale of common stock from the exercise of warrants held by the Company in another entity, which resulted in a gain of $728,750.

Income Tax Benefit - No income tax benefit was recorded in the nine months ended February 29, 2000 and February 29, 1999. Using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against all of its deferred tax assets.


Results of Operations-Quarter Ended February 29, 2000 and February 28, 1999

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

Revenues-Revenues were $542,643 and $835,839, in the quarters ended February 29, 2000 and February 28, 1999, respectively. The decrease in revenues is the result of a reversal of $220,000 of prior quarter revenue due to a settlement with a customer in February 2000. Revenue also includes $27,928 of subscription revenue derived from its B2B Marketplace Segment. The Company anticipates that revenues will be impacted in the future by its ability to expand its services in existing accounts and grow its client base. There were four customers that individually comprised more than 10% of revenue for the quarter, and in the aggregate amounted to 48% of accounts receivable as of February 29, 2000, and 94% of revenues, excluding the settlement, for the three months ended February 29, 2000. The loss of any of these customers would have a material adverse effect on the results of operations of the Company.

Expenses
Cost of Services Revenue - Cost of services revenue was $1,094,120 and $891,337, in the quarters ended February 29, 2000, and February 28, 1999, respectively. Cost of services revenue as a percentage of related revenues increased to 202 % from 107 % of related revenues in the quarters ended February 29, 2000 and February 28, 1999, respectively due to decreased volume and personnel turnover. The Company expects that as it secures additional contracts the cost of revenues as a percentage of revenues will decrease.

Marketing, Sales, and Support Expenses-Marketing, sales, and support expenses were $167,294, and $124,731 for the Internet Business Segment, and $915,096 and $0 for the B2B Marketplace Segment, in the quarters ended February 29, 2000 and February 28, 1999, respectively. The increase results from the initial sales, marketing, and support expenses for the B2B Segment.

General and Administrative Expenses-General and administrative expenses were $870,824 and $ 414,304 in the quarters ended February 29, 2000, and February 28, 1999, respectively. The 110% increase relates primarily to the added personnel and overhead costs to support the growth of the B2B operation. During the three months ended February 29, 2000, general and administrative expenses incurred by the Company's B2B Marketplace Segment were $341,260.

Stock Compensation - Stock compensation expenses were $364,776 and $0,in the quarters ended February 29,2000 and February 28,1999, respectively. These expenses reflect agreements with providers of certain outside services to accept compensation in stock options. Of this amount, $226,387 relates to company stock options arising from services provided to the Internet Business Solutions Segment, and $138,389 relates to B2B stock options, granted for compensation of services provided to support the B2B Marketplace Segment. The total cost of these non-cash items was computed under the Black Scholes method to be an aggregate of $725,902, and is being expensed over the shorter of the service period or the vesting period, which varies by vendor.

Other  Income and  (Expense)  - Other  income and  (expense)  was $29,628 and ($
1,284)  in  the  quarters   ended  February  29,  2000  and  February  28, 1999,
respectively.

Income Tax Benefit - No income tax benefit was recorded in the quarters ended February 29, 2000 and February 28, 1999. Using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carry forward may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against all of its deferred tax assets.


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

    (iii) In fiscal 1999, the Company received $991,373 from the exercise of warrants and options, and in the nine months ended February 29, 2000, the Company received $3,661,993 from the exercise of warrants and options. Subsequent to February 29, 2000, and through April 7, 2000, the Company received $79,040 from the exercise of stock options.

     (iv) On April 30,1999, B2B received net proceeds of $2,122,957 in a private placement from the sale of 2,400 shares of B2B Preferred Stock.

      (v) On February 29, 2000 B2B consummated a private placement of 5,357,180 shares of Common Stock for $2.80 per share. The net proceeds of the offering were $14,975,113, of which $14,040,112 was received by February 29, 2000.

The Company had cash and cash equivalents of $15,359,193 and $2,939,596 at February 29, 2000 and May 31, 1999, respectively. The increase of $12,419,597 primarily reflects proceeds from the B2B private placement of 5,357,180 shares, offset by the funding of operating activities, purchases of property and equipment and payments of long-term debt. Accounts receivable increased from $1,024,624 as of May 31, 1999 to $1,449,769 as of February 29, 2000, an increase of 41%, due to delays in meeting project milestones, which in turn delayed billing and collections. Capital expenditures were $1,084,657 and $40,073 in the nine months ended February 29, 2000 and February 28, 1999, respectively. The increase is primarily related to the development of the B2B Marketplace Segment.

The Company anticipates that capital expenditures will continue to increase as revenues increase as a result of equipping staff or contractors to service customers.

The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. The independent auditors' report for the fiscal year ended May 31, 1999 included an explanatory paragraph regarding the Company's ability to continue as a going concern. As part of its business plan to enhance liquidity, the Company has reduced its operating expenses related to its Internet Business Solutions Services, and is continuing its activities designed to increase its revenues. The Company or B2B also may seek to obtain additional funds for operations. However, these funds may not be sufficient to meet the Company's or B2B's longer-term cash requirements for operations. In addition there can be no assurance that the Company or B2B will be able to obtain additional financing. Based on management's assessment of the demand for Internet based professional services, the Company may significantly alter the level of expenses. Management believes that based on funds on hand at February 29, 2000 and anticipated revenues, operations can continue until at least through December 2000.

New Accounting Pronouncement
The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 137, in fiscal year 2002, for which the Company is presently assessing its impact on the consolidated financial statements, if any.

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

None
                                       15

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