Form 10KSB
period 2000-05-31
CORNERSTONE INTERNET SOLUTIONS CO /DE/
filed 2000-08-30
CIK 929648

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                             Commission
                                                                    File Number:
May 31, 2000                                                             1-13360


                     Cornerstone Internet Solutions Company
          ( Name of Small Business Issuer as Specified in its Charter)

               Delaware                                   22-3272662
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification No.)

        584 Broadway, Suite 509
              New York, NY                                 10012
(Address of principal executive offices)                (Zip Code)

                      (212) 343-9143
  (Issuer's telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Exchange Act: Common Stock par value $.01 per share

Securities Registered pursuant to Section 12(g)of the Exchange Act:    None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended May 31, 2000 were $2,867,230.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on August 24, 2000, was approximately $23,539,056. As of August 24, 2000, the Registrant had outstanding 25,108,326 shares of Common Stock.

Documents Incorporated By Reference
Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders incorporated by reference in Part III, Items 9, 10, 11 and 12.

                     Cornerstone Internet Solutions Company

                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----
Item 1.     Description of Business                                           3

Item 2.     Description of Property                                           6

Item 3.     Legal Proceedings                                                 6

Item 4.     Submission of Matters to a Vote of  Security Holders              6

                                     PART II
Item 5.     Market for Common Equity and Related Stockholder Matters          7

Item 6.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             7

Item 7.     Consolidated Financial Statements                                15

Item 8.     Changes in and Disagreements with
              Accountants on Accounting  and Financial Disclosure            15


                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act              15

Item 10.    Executive Compensation                                           16

Item 11.    Security Ownership of Certain Beneficial Owners and Management   16

Item 12.    Certain Relationships and Related Transactions                   16

Item 13.    Exhibits, Lists and reports on Form 8-K                          16

Independent Auditors' Report                                                 18

Consolidated Balance Sheets as of May 31, 2000 and 1999                      19
Consolidated Statements of Operations for the years
  ended May 31, 2000 and 1999                                                20
Consolidated Statements of Stockholders' Equity for the years
  ended May 31, 2000 and 1999                                                21
Consolidated Statements of Cash Flows for the years
  ended May 31, 2000 and 1999                                                22
Notes to Consolidated Financial Statements                                   23

SIGNATURES                                                                   36

                                     PART 1

Item 1      Description of Business
Cornerstone Internet Solutions Company, a Delaware corporation (the "Company"), is a provider of comprehensive Internet-based services and solutions. The Company operates two subsidiaries, marchFIRST Cornerstone and B2Bgalaxy.com. The Company is located at 584 Broadway, Suite 509, New York, New York 10012 and its telephone number is (212) 343-9143. Its World Wide Web site address is http://www.crstone.com.

marchFIRST Cornerstone
marchFIRST Cornerstone is a wholly-owned subsidiary of the Company, an independent affiliate of marchFIRST Corporation ("marchFIRST"), the successor of USWeb Corporation ("USWeb"). MarchFIRST Cornerstone is a full service Internet consulting firm that uses a combination of strategic planning, technology and creative expertise designed to provide successful solutions in the B2B, B2C, Knowledge Management and Enterprise Integration domains.

marchFIRST Cornerstone helps clients improve business processes using Internet based technologies primarily in the following areas:
o Electronic Commerce - Delivers a wide range of e-commerce solutions from catalog merchant sites to large sophisticated business-to-business systems across many value chains. Customer objectives are met by combining skills in business strategy, understanding of e-commerce product and service offerings, application of the best technology, and solutions to security and financial concerns.
o Business Applications - Automates business processes through the use of Internet technology. Internet and Extranet deliver mission critical business applications (sales force automation, dealer, supplier, and customer support, etc) through secure Internet technologies, often leveraging clients' investments in existing technology, to greatly increase productivity, reduce costs, and improve profitability.

Pursuant to certain agreements with marchFIRST, the Company is a member of marchFIRST's network of affiliates. Under the terms of the agreement with marchFIRST, the Company pays licensing and marketing fees totaling 7% of revenues, reduced by the cost of any third party products. The Company receives a number of services from marchFIRST including: (1) centralized marketing, brand awareness, competitive analyses, and lead generation programs; (2) technology services; (3) an internal registry of skills and technologies; and (4) strategic relationships with technology companies.

The Company believes that the market for Internet professional services is growing rapidly. As more companies express a desire for a single-source professional services firm that can deliver integrated strategy, technology and creative design, the Company anticipates expanding its service offerings to fulfill such demand.

During fiscal 2000, internet services revenue was negatively impacted by a settlement with a customer for the cancellation of a project, as well as the result of not realizing anticipated contracts from both new and existing customers. The loss of development and project management personnel led to delays in the Company's ability to complete its contracts. The Company has had continuing losses from operations which could impact its ability to meet its obligations as they become due. The independent auditors' report for the fiscal year ended May 31, 2000 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. As part of its business plan to enhance liquidity the Company has reorganized its marchFIRST Cornerstone management team, hired a new sales staff, entered into strategic relationships with providers of new technologies, and reduced its reliance on consultants. The Company is considering sources of additional financing as the new management rebuilds the business. Management believes that, based on funds on hand at May 31, 2000 and anticipated revenues and collections, operations can continue at least through October, 2000.

B2Bgalaxy.com, Inc
In February, 1999, the Company formed B2Bgalaxy.com, Inc. a Delaware corporation ("B2B"). B2B was established to leverage the Company's expertise in business consulting, Internet technology and e-commerce. B2B creates industry-specific business-to-business e-commerce portals. The portals link buyers and sellers through competitive on-line bidding, with a focus on improving profitability. B2B targets industries where small to medium size businesses and local or regional distribution are dominant and where cost of goods sold is significant. The goal of each industry portal is the enhancement of the earnings of its members.

At the core of each B2B portal is B2B's Power Purchasing, a proprietary closed bidding system that is focused on continually optimizing both the price and availability of supplies. Power Purchasing provides members, both buyers and sellers, with important tools for improving their businesses. For member buyers, Power Purchasing provides a means of managing their procurement process through competitive purchasing, and access to a pool of vendors, providing direct cost savings, increased efficiency, and integration. Vendors can easily service their existing client bases and reach out to new potential customers without incremental costs. The benefits of integration result in reduced order processing costs, as well as marketing and advertising cost savings. All members have access to additional services offered through the e-commerce marketplace.

In May 1999, B2B launched FOODgalaxy.com, the first portal, which was designed to lower the cost of food and supplies and increase efficiency for restaurants and other food service providers. FOODgalaxy.com enables a member restaurant to post a customized inventory list online, and requires member suppliers to continually update product bids. This competitive process is intended to drive down the cost of goods to buyers and significantly reduce the time traditionally devoted to the comparative price shopping process. B2B estimates that use of Power Purchasing can save up to 20% on the cost of food and supplies. Since food and supplies costs represent 40% of typical restaurant sales, the impact on earnings could be significant.

In March 2000, B2B agreed to license its e-commerce solution, including Power Purchasing to VETgalaxy.com, an independent enterprise, to create an online marketplace targeting the veterinary service industry. Under this agreement B2B functions as an operational and support partner.

In July 2000, Telefonica B2B, a leading business-to-business net market maker, and B2B announced plans for a joint venture for the creation of an e-commerce marketplace for the food service industry in Spanish and Portuguese speaking markets in Latin America, Spain, and Portugal. Potential e-commerce marketplaces could be extended to other industries with similar purchasing needs and behaviors. Telefonica B2B will replicate B2B's business model using the Power Products applications. Telefonica B2B is backed by Telefonica S.A., Spain's foremost private sector company and the leading provider of telecommunications services to the Spanish and Portuguese speaking world, as well as by BBVA, the leading financial institution in Latin America and Spain.

In April 1999, B2B sold 2,400 shares of Class A par value $.01 Convertible Preferred Stock ("B2B Preferred Stock") resulting in net proceeds of $2,122,957. The stated value of a share of the B2B Preferred Stock is $1000. If by September 30,2000, B2B consummates a public offering of equity securities where gross proceeds are in excess of $5,000,000, then each share of B2B Preferred Stock automatically converts into 1,667 shares (the "B2B Exchange Rate") of B2B's
Common Stock, $.01 par value ("B2B Common Stock") or converts based on 75% of the B2B Common Stock price in the financing, whichever results in a higher number of Common Shares. If B2B does not consummate the financing by September 30, 2000, then the holder of the B2B Preferred Stock must, at their option, either convert each B2B Preferred Share into 1,667 shares of B2B Common Stock or 400 shares of the Common Stock of the Company. B2B does not currently contemplate consummating a public offering by September 30, 2000. If the holder elects to receive Company Common Stock, the Company will have the option prior to the conversion of purchasing the B2B Preferred Stock at 1.5 times the stated value.

Based on the market price of the Company's Common Stock on the date of issuance, B2B's Preferred Stock had a non-cash beneficial conversion feature of $1,257,600. Such portion of the proceeds was allocated to additional paid-in capital and is recognized as an expense in minority interest over the seventeen-month period from the issuance of B2B Preferred Stock to September 30,2000, the first date on which conversion to the Company's common stock can occur. The amortization increases minority interest in the consolidated balance sheet and amounted to approximately $888,000 for the fiscal year ended May 31, 2000.

On February 29, 2000, B2B consummated a private placement of 5,357,181 shares of unregistered Common Stock for $2.80 per share, resulting in net proceeds of $14,975,213.

As a result of the above transactions, as of May 31, 2000, the Company holds approximately 49.9% of the outstanding common shares of B2B, or 38% of B2B, assuming the conversion of B2B Preferred Stock. Due to the Company's control of B2B, the results of B2B are consolidated with those of the Company, and the minority interest is presented in the accompanying consolidated balance sheets. Due to the insignificance of the minority common shareholders' investment in B2B through February 28, 2000, the consolidated financial statements reflect 100% of B2B's net loss for the nine months ended February 29, 2000, and 49.9% of the loss in the quarter ended May 31, 2000.

The following is a summary of the relationships between the Company and B2B. B2B and marchFIRST Cornerstone, a wholly-owned subsidiary of the Company, have entered into a Technology Development and Licensing Agreement ("Technology Agreement") pursuant to which marchFIRST Cornerstone will provide internet development services for B2B. The initial scope of work to be performed by marchFIRST Cornerstone under the Technology Agreement was the design and implementation of B2Bgalaxy.com and FOODgalaxy.com. In consideration for its services under the technology Agreement, marchFIRST Cornerstone was reimbursed its costs and related overhead attributable to the services furnished. B2B will own all enhancements made to the technology. Pursuant to an Administrative Services Agreement between marchFIRST Cornerstone and B2B, marchFIRST Cornerstone may also furnish certain administrative and management services to B2B including accounting and financial services; MIS services: marketing; and business development and other services. In consideration of such services, B2B will reimburse marchFIRST Cornerstone its costs and related overhead attributable to the services furnished.



Prior History
The Company was incorporated in December 1993. In July 1998, the Company changed its name to Cornerstone Internet Solutions Company. In 1999, as described above, the Company formed B2B. Unless otherwise indicated, references to the Company shall include its wholly-owned subsidiaries, B2B, and predecessor.

Competition
MarchFIRST Cornerstone -
The market for the Company's products and services is highly competitive. Competitors include national and regional advertising agencies, specialized and integrated marketing communication firms and businesses in the computer network solutions industry, as well as diversified consulting companies that include internet consulting as a service.. The Company expects that new competitors that provide integrated or specialized services (e.g., corporate identity and packaging, advertising services or World Wide Web site design) and are technologically proficient, will emerge and will be competing with the Company. Most current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with customers and significantly greater financial, technical, marketing and public relations resources than the Company and could decide to increase their resource commitments to the Company's market. In addition, many competitors have lower overhead, more technical expertise and more advanced technology. The Company does not have significant proprietary technology that would preclude or inhibit competitors from entering its markets. The Company intends to compete on the basis of price and quality of services. In addition, the market for Internet development is relatively new and subject to continuing definition, and, as a result, the core business of certain competitors may better position them to compete in this market as it matures. Competition of the type described above could materially adversely affect the Company's business, results of operations and financial condition. There can be no assurance that future competitors will not develop or offer services and products that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on the Company's business, financial condition and operating results.

B2Bgalaxy.com -
The market for business-to-business e-commerce and Internet ordering and purchasing is new and rapidly evolving, and competition is intense and is expected to increase significantly in the future. Barriers to entry are relatively inconsequential. B2B's main areas of competition include:

         o other companies with e-commerce offerings, traditional suppliers and distributors in vertical marketplaces;
         o companies that have developed their own purchasing solutions and enterprise; and
         o software companies that offer, or may develop, alternative purchasing solutions.

B2B could face further competition in the future from traditional suppliers and distributors that enter into business-to-business e-commerce over the Internet either on their own or by partnering with other companies. Traditional enterprise software companies, such as IBM and Oracle, could, in the future develop and offer a competitive purchasing solution that B2B's customers could customize to link to their suppliers. Additionally, emerging enterprise software companies such as Ariba and Commerce One offer purchasing solutions that could be customized to link to suppliers within particular industries. Companies such as Ventro, VerticalNet, RestaurantPro, The Sauce and PurchasePro may also compete with B2B in any individual vertical marketplace.

B2B's current and potential competitors may develop superior Internet purchasing solutions that achieve greater market acceptance than B2B's solution.

Many of B2B's existing and potential competitors, including large traditional distributors, have longer operating histories in the food service market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than B2B. Such competitors can undertake more extensive marketing campaigns for their brands, products and services, adopt more aggressive pricing policies and make more attractive offers to customers, potential employees, distribution partners, and third-party suppliers.

Accordingly, B2B cannot be certain that B2B will be able to retain or expand its existing marketplace customers or successfully develop other vertical marketplaces. B2B may not be able to compete successfully against its current or future competitors and competition could have a material adverse effect on B2B's business, results of operations and financial condition.


Employees
As of August 1, 2000 the Company's MarchFIRST Cornerstone subsidiary had 28 employees all of whom are employed on a full-time basis. The staff is comprised of 2 in sales and marketing, 20 in development and 6 in general and administrative functions. The B2Bgalaxy.com subsidiary had 138 employees, all of whom are employed on a full-time basis. The B2B staff is comprised of 98 in sales and marketing, 20 in research and development, 14 in customer support, and 6 in general and administrative functions. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2    Properties
The Company owns no real property. The Company conducts its marchFIRST Cornerstone operations through one leased facility in New York, New York. B2B operates from a leased facility in Parsippany, New Jersey. The Company also leases six other office locations, which have been subleased to independent companies. The anticipated net loss from the subleases was accrued as of May 31, 1998 and the subsequent net expenditures have been consistent with the original accrued amounts.

Item 3    Legal Proceedings
Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings, other than routine litigation incidental to the business.

Item 4      Submission of Matters to a Vote of Security Holders
At the Annual Meeting of stockholders of the Company on April 12, 2000, the Company's stockholders approved the matters listed below by the votes indicated below:

   a)   Election of Directors:         For                        Withheld
        Edward Schroeder               21,423,446                 146,974
        Rino Bergonzi                  21,372,869                 200,551
        Andrew Gyenes                  21,368,899                 204,521
        Peter Gyenes                   21,364,299                 209,121
        Harrison Weaver                21,400,926                 172,494

   b) The approval of an amendment to the Company's 1994 Incentive and Non-Qualified Stock Option Plan.
        For               Against            Abstain            Not Voted

        5,258,362         675,189            122,652            15,517,217

   c) The approval of amendments to the Company's 1995 Stock Option Plan for Outside Directors.
        For               Against            Abstain            Not Voted

        5,338,414         605,382            112,407            15,517,217

   d) The approval of an amendment to the Company's 1994 Consultant Stock Option Plan.
        For               Against            Abstain            Not Voted

        5,322,773         618,888            114,542            15,517,217

                                     PART 2

Item 5     Market for Common Equity and Related Stockholder Matters
The Common Stock of Cornerstone Internet Solutions is traded under the symbol CNRS on the NASDAQ SmallCap Market. The Company's Common Stock is also traded on the Boston Stock Exchange under the symbol "CNR". The following table sets forth the ranges of the high and low closing bid prices for the Common Stock since June 1, 1998, as reported on the NASDAQ SmallCap Market, the principal trading market for the Common Stock. The quotations are inter-dealer prices without adjustment for retail markups, markdowns, or commission and do not necessarily represent actual transactions.

                                  COMMON STOCK

                             YEAR ENDED MAY 31, 2000

                               High              Low
First Quarter                 2 13/32          1 11/16
Second Quarter                6 13/16          2 1/32
Third Quarter                 12 5/16          6
Fourth Quarter                6 3/4            1 1/16





                             YEAR ENDED MAY 31, 1999

                               High               Low
First Quarter                 2  1/3            1 1/4
Second Quarter                1  21/32          5/8
Third Quarter                 3  7/16           1 5/32
Fourth Quarter                4  1/16           1 15/16


As of August 16, 2000, the Company had outstanding 25,108,326 shares of Common Stock and 147 holders of record of the Company's Common Stock. The Company believes that at such date, there were in excess of 10,000 beneficial owners of the Company's Common Stock.

The Company paid $6,750 of dividends on its Preferred Stock in fiscal 2000. The Company has never paid any dividends on its Common Stock. The Company currently intends to retain all earnings, if any, to support the development and growth of the Company's business. Accordingly, the Company does not anticipate that any cash dividends will be declared on its Common Stock for the foreseeable future.


Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Cornerstone Internet Solutions Company and Subsidiaries and Notes to the Consolidated Financial Statements included elsewhere in this Form 10-KSB.

Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, planned operations, financial performance, and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" below. For additional
                                       7
information regarding the Company and factors that could affect future performance, see the information contained in the Company's other public filings with the Securities and Exchange Commission.

Results of Operations -Years Ended May 31, 2000 and 1999

Revenues
--------
Internet services revenue - Internet services revenues were $2,739,771 and $3,205,869, in the fiscal years ended May 31, 2000 and 1999, respectively. During fiscal 2000 Internet services revenue was negatively impacted by a settlement with a customer for the cancellation of a project, as well as the result of not realizing anticipated contracts from both new and existing customers. The loss of development and project management personnel led to delays in the Company's ability to complete its contracts. The Company has changed senior management, rebuilt its sales team, and entered into relationships with software companies in order to generate higher revenues. The Company anticipates that revenues will be impacted in the future by its ability to expand its services in existing accounts and grow its client base. There were four customers that individually comprised more than 10% of Internet services revenue of the Company for the fiscal year ended May 31, 2000. The Company's five largest customers comprised 63% of Internet services revenue of the Company for the fiscal year ended May 31, 2000. To the extent that any of the Company's major customers does not remain a significant source of revenues, or is not replaced by similar or larger customers, there could be a direct and immediate material adverse effect on the Company's business, financial condition, results of operations and prospects.

Subscription revenue - Subscription revenue of $127,459 in fiscal 2000 reflects initial subscriptions from B2B's FOODgalaxy division. Revenues are expected to increase in fiscal 2001 as a result of the hiring of a national sales force during the third and fourth quarters of fiscal 2000. There was no subscription revenue in fiscal 1999.

Software licensing and royalty revenue Software licensing and royalty revenue were $0 and $51,200 in the fiscal years ended May 31, 2000 and 1999, respectively. Prior year revenue was related to the Company's publishing of interactive CD-ROM titles, which the Company has discontinued.

Expenses
--------
Cost of Internet Services Revenue Cost of Internet services revenue was $4,073,284 and $3,967,454, in the fiscal years ended May 31, 2000, and 1999, respectively. Cost of Internet Services revenue as a percentage of related revenues increased to 149% from 124% in the fiscal years ended May 31, 2000 and 1999, respectively. Cost of Internet services revenue in the fiscal year ended May 31, 2000 exceeded Internet services revenue as a result of the Company's need to supplement internal staff with consultants who had specific skills necessary to fulfill customer projects and non-chargeable time, in addition to high personnel turnover. The Company expects that as it secures additional contracts, the cost of revenues as a percentage of revenues will decrease.

Cost of Subscription Revenue Cost of subscription revenue was $290,008 and $0 in the fiscal years ended May 31, 2000 and 1999, respectively. These costs represent B2B's support staffing for FOODgalaxy customers, as well as certain costs related to the data processing operations for the FOODgalaxy marketplace.

Marketing, Sales, and Support Expenses Marketing, sales and support expenses were $3,341,001 and $ 519,959, in the fiscal years ended May 31, 2000 and 1999, respectively. Of the increase, approximately $3 million relates to the creation of a national sales force for B2B's FOODgalaxy division in the third and fourth quarters of fiscal 2000. B2B costs do not reflect a full year of staffing, and therefore will be higher in future periods. There was a decrease of approximately $114,000 in marchFIRST marketing and sales expense due to the departure of marketing and sales staff, who were not immediately replaced.
marchFIRST marketing costs are expected to increase as the department is reorganized and re-staffed.

General and Administrative Expenses General and administrative expenses were $4,469,268 and $2,317,762 in the fiscal years ended May 31, 2000, and 1999, respectively. B2B general and administrative expenses were $2,216,735 in fiscal 2000, and $255,539 in fiscal 1999. The fiscal 1999 costs were related to the start-up of B2B.

Research & Development Research and development expenses were $564,232 and $0 in the fiscal years ended May 31, 2000, and 1999, respectively. These costs are related to the development of the technology for B2B.

Interest Expense Interest expense was $5,034 and $10,760 in fiscal 2000 and 1999 respectively. The interest expense in fiscal 2000 and 1999 relates to long term borrowings for equipment financing.

Interest Income Interest income was $289,845 and $10,594 in fiscal 2000 and 1999 respectively due to higher cash balances in fiscal 2000 than in fiscal 1999, primarily as a result of the private placement of B2B common stock on February 29, 2000.

Gain on Sale of Investments In fiscal 2000 the Company exercised USWeb warrants and sold the USWeb stock, resulting in a gain of $728,750.

Income Tax Benefit No income tax benefit was recorded in the fiscal years ended May 31, 2000 and May 31, 1999. Using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carryforward and other deferred tax assets may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against its deferred tax asset.


Liquidity and Capital Resources

Since June 1, 1998, the Company's principal sources of capital have been as follows:

      (i) On July 24, 1998, the Company consummated a private placement of 1,768,750 unregistered shares of Common Stock for $1.00 per share. Net proceeds to the Company were $1,487,900.

      (ii)  On  November  10,  1998,  the  Company   received  net  proceeds  of
            $1,969,900 from the sale of convertible securities that were eventually converted into 2,000,000 shares of Common Stock.

      (iii) In fiscal 1999, the Company received $991,373 from the exercise of warrants and options.

      (iv) On April 30, 1999, B2B received net proceeds of $2,122,957 in a private placement from the sale of 2,400 shares of B2B Preferred Stock. (See Business--B2Bgalaxy.com, Inc.)

      (v) In fiscal 2000, the Company received $3,730,320 from the exercise of warrants and options.

      (vi) On February 29, 2000, B2B consummated a private placement of 5,357,181 shares of Common Stock for $2.80 per share. The net proceeds of the offering were $14,975,213.

The Company had consolidated cash and cash equivalents of $12,222,443 and $2,939,596 at May 31, 2000 and May 31, 1999, respectively. The increase of $9,282,847 reflects primarily the proceeds from the B2B private placement described above which provided $14,975,213, and proceeds from the exercise of options and warrants of $3,730,230, as well as the proceeds from the sale of marchFIRST warrants of $728,750. These receipts were partially offset by the funding of operating activities ($8,607,625) and purchases of equipment totaling $1,438,857. Accounts receivable decreased from $1,024,624 as of May 31, 1999 to $691,978 as of May 31, 2000, a decrease of 32%, while sales for fiscal 2000 and 1999 decreased from $3,257,069 to $2,867,230, a decrease of 12%. The decrease in accounts receivable is primarily attributable to the decrease of revenue in the last quarter of fiscal 2000. Capital expenditures were $1,438,857 and $366,858 in the fiscal years ended May 31, 2000 and 1999 respectively. The expenditures supported the growth of B2B and are not expected to continue at such volume.

Pursuant to certain agreements between the Company, B2B and certain B2B stockholders, the proceeds of the private placements conducted by B2B can only be used for B2B's business. Pursuant to such agreements, the Company has and will perform for B2B certain administrative and development services for which B2B reimburses the Company for its cost of providing such services plus a charge to cover related overhead of the Company. The Company is obligated to provide such services to B2B at a price no less favorable than could be obtained by B2B from an unrelated third party. The Company billed B2B for such services totaling $723,826 and $352,100 in the fiscal years ended May 31, 2000 and 1999, respectively.

The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. The independent auditors' report on the Company's consolidated financial statements for the fiscal year ended May 31, 2000 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. As part of its business plan to enhance liquidity, the Company has reorganized its marchFIRST Cornerstone management team, hired a new sales staff, entered into strategic relationships with providers of new technologies, and reduced its reliance on consultants. The Company is considering additional sources of financing as the new management rebuilds the business. The Company currently has no agreements, commitments, or understandings with respect to additional financing. Management believes that based on funds on hand at May 31, 2000, and anticipated revenues and collections, marchFIRST operations can continue at least through October 2000. Management believes that B2B has sufficient funds to meet operating requirements at least through March 2001.

Year 2000 Compliance. To date, the Company has not encountered any significant effects of the Year 2000 problem, either internally or with third parties. This does not guarantee that problems will not occur in the future or have not yet been detected.

Impact of Recently Issued Accounting Pronouncements. The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138, effective July 1, 2000, and is in the process of determining the effect that SFAS No. 133 will have on its results of operations and financial position. This statement is not required to be applied retroactively to financial statements of prior periods.

FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44), provides guidance for applying APB Opinion No. 25. "Accounting for Stock Issued to Employees". With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have a significant effect on results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt the accounting provisions of SAB No. 101 no later than the Company's fourth quarter of fiscal 2001. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on results of operations.

RISK FACTORS- ADDITIONAL IMPORTANT FACTORS TO BE CONSIDERED FOR THE COMPANY AND B2B The Company and B2B operate in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following highlight the most serious of the risks.

Limited Operating History; Accumulated Deficit; Going Concern Qualification; Capital Needs. For the fiscal year ended May 31, 2000, the Company's net loss was ($9,074,985), and at May 31, 2000 the Company has a consolidated accumulated deficit of $42,619,635 and it anticipates a consolidated operating loss for at least the next three fiscal quarters. There is no assurance that its technology, products or services will achieve market acceptance or that the Company will become profitable. The Company's continuing consolidated losses from operations could impact the Company's ability to meet its obligations as they become due. The independent auditors' report on the Company's consolidated financial statements for the fiscal year ended May 31, 2000 includes an explanatory paragraph regarding the Company's ability to continue as a going concern.

Internet Professional Services - The Company entered the market for Internet professional services at the end of fiscal 1997 and began to generate revenue from such services in fiscal 1998 and has never been profitable. The Company's revenue from internet professional services has been limited and decreased from $3,205,869 in the fiscal year ended May 31, 1999, to $2,739,771 for the fiscal year ended May 31, 2000. As part of its business plan to enhance liquidity, the Company has restructured its management team, added to the sales staff, reduced reliance on consultants, and stabilized the work force and developed promising strategic relationships with two software companies. Management believes that based on funds on hand at May 31, 2000 and anticipated revenues, professional service operations can continue until at least through October, 2000.

The Company is exploring other means to develop liquidity including raising additional capital. The Company currently has no agreements, commitments, or understandings with respect to the raising of additional capital, and accordingly there can be no assurance that such additional funding, if needed, will be available on terms acceptable to the Company, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its intellectual property or selected business opportunities. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. If adequate funds are not available on acceptable terms, the Company may be unable to continue operations or fully exploit business opportunities available to it.

B2B - B2B was formed in 1999 and has had a limited operating history. For the fiscal year ended May 31, 2000, B2B had revenues of $127,459. Management believes that B2B has sufficient funds to meet operating requirements through March 2001. B2B may need to raise additional funds in order to continue operations beyond such date and to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, or take advantage of unanticipated opportunities. B2B's future liquidity and capital requirements will depend upon numerous factors, including the success of the Company's Internet based procurement system to attract and retain marketplace participants B2B and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet based Business to Business marketplaces.

Evolving Business Model The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet professional services and business to business e-commerce.

Internet Professional Services - A substantial portion of the Company's revenues are expected to be derived from services that depend upon the adoption of Internet solutions by companies to improve their business positioning and processes, and the continued development of the World Wide Web, the Internet and e- commerce. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, lack of development of complementary products, implementation of a competing technology, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, governmental regulation, or other reasons. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. Moreover, critical issues concerning the use of Internet and e-commerce solutions (including security, reliability, cost, ease of deployment and administration and quality of service) remain unresolved and may affect the growth of the use of such technologies to maintain, manage and operate a business, expand product marketing, improve corporate communications and increase business efficiencies. The adoption of Internet solutions for these purposes, particularly by those individuals and enterprises that have historically relied on traditional means, can be capital intensive and generally requires the acceptance of a new way of conducting business and exchanging information. If critical issues concerning the ability of Internet solutions to improve business positioning and processes are not resolved or if the necessary infrastructure is not developed, the Company's business, financial condition, results of operations and prospects will be materially adversely affected. Even if these issues are resolved, there can be no assurance that businesses will elect to outsource the design, development and maintenance of their Web sites to Internet professional services firms. Companies may decide to assign the design, development and implementation of Internet solutions to their internal information technology divisions, which have ready access to both key client decision makers and the information required to prepare proposals for such solutions. If independent providers of Internet professional services prove to be unreliable, ineffective or too expensive, or if software companies develop tools that are sufficiently user-friendly and cost-effective, enterprises may choose to design, develop or maintain all or part of their Intranets, Extranets or Web sites in-house. If the market for such services does not continue to develop or develops more slowly than expected, or if the Company's services do not achieve market acceptance, its business, results of operations, financial condition and prospects will be materially adversely affected.

Business to business marketplaces - B2B's business model is not proven and may not be successful. The business-to-business e-commerce model is based on growth of the Foodgalaxy.com marketplace as well as expansion into a number of other vertical marketplaces. This business model is new and not proven and depends upon the Company's ability, among other things, to sell it's purchasing solution to food service operators and their distributors, achieve high rates of adoption by customers, successfully identify and enter other vertical markets, leverage its operational and technical expertise and its electronic commerce platform, rapidly scale its operations, generate significant revenues from its vertical marketplaces, and obtain higher transaction volumes and increases in productivity. B2B cannot be certain that its business model will be successful or that it can achieve or sustain revenue growth or generate any profits.

B2B cannot be certain that business-to-business electronic commerce generally, or its purchasing solution, services and brand in particular, will achieve broad market acceptance. For example, purchasers may continue purchasing products through their existing methods and may not adopt an Internet-based purchasing solution because of their comfort with existing purchasing habits, the costs and resources required to switch purchasing methods, the need for products not offered through it's vertical marketplaces, security and privacy concerns, general reticence about technology or the Internet or the failure of the market to develop the necessary infrastructure for Internet-based communications, such as wide-spread Internet access, high-speed modems, high-speed communication lines and computer availability. B2B has focused on the food services industry and its efforts to expand to other industries may not succeed. However, B2B intends to develop marketplaces for other vertical markets. B2B will need to develop additional expertise or industry-specific knowledge, which B2B may not be able to do in a timely manner. Therefore, B2B may not succeed in establishing successful marketplaces for industries outside of the food services industry.

B2B may also experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced marketplaces for other industries in the future. In addition, those marketplaces may not meet the requirements of the particular vertical market and therefore, may not achieve market acceptance.

Quarterly Operating Results and Margins The Company's operating results have fluctuated in the past and are likely to fluctuate in the future as a result of a variety of factors, many of which will be outside of the Company's control. Some of these factors include timing of the completion, material reduction or cancellation of major projects or the loss of a major client; the amount and timing of the receipt of new business; timing of hiring or loss of personnel; the amount and timing of the opening or closing of an office; capital expenditures and other costs relating to the expansion of operations; the level of demand for Intranet, Extranet and Web site development; the productivity of consultants; the ability to maintain adequate staffing to service clients effectively; the amount and timing of expenditures by clients for professional services; the introduction of new products or services by competitors; pricing changes in the industry; the relative mix of lower cost full-time employees versus higher cost independent contractors; technical difficulties with respect to the use of the Internet; economic conditions specific to Internet technology usage; government regulation and legal developments regarding the use of the Internet; and general economic conditions. Due to all of the foregoing factors, the Company's operating results in any given quarter may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected and litigation may ensue.

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

These operating result risks, other than those specifically associated with Internet professional services, are also applicable to B2B.

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

These growth-related risks, other than those specifically associated with Internet professional services, are also applicable to B2B.

NASDAQ Listing The Company's Common Stock is quoted on the NASDAQ SmallCap Market. To continue to be listed, the Company is required to maintain net tangible assets of $2,000,000 or a market capitalization of $35 million and the Common Stock must maintain a minimum bid price of $1.00 per share. Recently, the Company's Common Stock has had a minimum bid price of less than $1.00 per share. If the Company's Common Stock does not meet the $1.00 minimum requirement for listing, the NASDAQ SmallCap market may delist the Common Stock from that market or the Company may be required to effect a reverse stock split in order to maintain the listing.

If delisting occurs, trading in the Common Stock would be conducted in the OTC Bulletin Board and the Common Stock may be difficult to trade, which could also reduce the market price of the Common Stock.

Volatility of Stock Price. Between June 1, 1999, and August 20, 2000, the closing price of the Company's Common Stock has ranged between $0.81 and $12.31. The trading prices of the Company's Common Stock has historically been subject to wide fluctuations due to a variety of factors including announcements regarding financial results and significant orders. Failure to achieve periodic revenue, earnings and other operating and financial results as forecasted or anticipated by brokerage firms or industry analysts could result in an immediate and adverse effect on the market price of the Company's common stock. The Company may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in a greater immediate and adverse effect on the common stock of the Company. In addition, the stock market, has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and that often have been unrelated to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

Rapid Technological Change.
Internet Professional Services
 The market for Internet professional services is characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions embodying new processes and technologies and evolving industry standards and practices that could render the Company's existing service practices and methodologies obsolete. The Company's success will depend, in part, on its ability to improve its existing services, develop new services and solutions that address the increasingly sophisticated and varied needs of its current and prospective clients, and respond to technological advances, emerging industry standards and practices, and competitive service offerings. Failure to do so could result in the loss of existing customers or the inability to attract and retain new customers, either of which developments could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. There can be no assurance that the Company will be successful in responding quickly, cost-effectively and sufficiently to these developments. If the Company is unable, for technical, financial or other reasons, to adapt in a timely manner in response to changing market conditions or client requirements, its business, financial condition, results of operations and prospects would be materially adversely affected.

B2B
 The success of B2B depends upon its ability to enhance its current Internet-based purchasing solution and services, to develop and introduce new solutions and services that will achieve market acceptance and, where necessary to integrate its Internet-based purchasing solution with its customers' enterprise resource planning systems. If B2B does not adequately respond to the need to develop and introduce new solutions or services, or to integrate with customers' enterprise resource planning systems, then business, revenues, results of operations and financial condition will be negatively affected. For example, B2B may lose market share and ultimately revenue as customers switch to competitors' offerings if: B2Bdoes not develop technology that is a success in a particular marketplace; the technology does not integrate with its marketplace participant systems; and its technology is surpassed by the superior technology of a competitor. Further, B2B may incur significant expense to integrate its purchasing solution with its marketplace participant's enterprise resource planning systems and business rules, and to maintain this integration as these systems evolve. Failure to provide this integration may delay or altogether dissuade the market or a particular customer from adopting B2B's Internet-based purchasing solution, which could negatively affect its revenues and therefore have a material adverse effect on results of operations and financial condition.

Government Regulation and Legal Uncertainties. The Company is not currently subject to direct government regulation, other than pursuant to the securities laws and the regulations there under applicable to all publicly owned companies, and laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet covering issues such as user privacy, freedom of expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communications services with Internet communications. Because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, which regulations could negatively affect client demand for Internet solutions that facilitate electronic commerce. Moreover, the adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's services or increase the cost of doing business or in some other manner have a material adverse effect on the Company's business, financial condition, results of operations or prospects. These risks, other than those specifically associated with Internet professional services, are also applicable to B2B.

Conflicts of Interest. B2B and the Company in the future may be presented with similar business opportunities or compete for future business. There can be no assurance that any of such conflicts will be resolved in favor of the Company.



RISK FACTORS - ADDITIONAL IMPORTANT FACTORS TO BE CONSIDERED FOR THE INTERNET PROFESSIONAL SERVICES BUSINESS

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


Risks of Fixed-Price Engagements. The Company generates and expects to continue to generate a significant portion of its revenues through project fees billed on a fixed-price basis as distinguished from billing on a time and materials basis. The Company assumes greater financial risk from fixed-price type contracts than on either time and material or cost-reimbursable contracts. The failure to estimate accurately the resources and time required for an engagement, to manage client expectations effectively regarding the scope of services to be delivered for the estimated fees or to complete fixed-price engagements within budget, on time and to clients' satisfaction would expose the Company to risks associated with cost overruns and, in certain cases, penalties, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Dependence on Key Accounts. There were four customers that individually comprised more than 10% of Internet services revenue of the Company for the fiscal year ended May 31, 2000. The Company's five largest customers comprised 63% of Internet services revenue of the Company for the fiscal year ended May 31, 2000. Since most of the Company's customers retain the Company on a project by project basis, a customer from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. To the extent that any of the Company's major customers do not remain a significant source of revenues, there could be a direct and immediate material adverse effect on the Company's business, financial condition, results of operations and prospects

RISK FACTORS- ADDITIONAL IMPORTANT FACTORS TO BE CONSIDERED FOR B2B

Possible Acquisitions or Joint Ventures. It is currently anticipated that a substantial portion of B2B's future growth will result from sales and marketing strategic relationships, acquisitions of additional lines of similar or complementary business or through investments in joint ventures with other entities. While B2B has entered into agreements with two other companies, there can be no assurance that these will be profitable. In addition, B2B has no commitments, agreements, understanding or arrangement with regard to any other transaction and there can be no assurance that any other such transactions will be consummated or that they will be profitable for B2B.

Dependence on Personnel and the Personnel of Joint Ventures; Need to Attract Additional Personnel. B2B's future success will depend to a large extent on the efforts and the work product of its employees as well as those of its partners. The ability for B2B and its partners to attract and retain highly trained executives and professionals with background experience and knowledge of the Internet and/or a specific vertical industry is critical to the success of B2B. B2B's ability to develop its businesses will depend upon its ability to recruit and retain additional personnel, including engineering, marketing and management personnel. Competition for qualified personnel is intense and accordingly, there can be no assurance that B2B or its partners will be able to retain or hire all of the necessary personnel or that B2B or its partners may not otherwise need to change its personnel to compete in its rapidly changing market.

System Failure System failure may cause interruption of B2B's services. The performance of server and networking hardware and software infrastructure is critical to B2B's business and reputation and its ability to process transactions, provide high quality customer service and attract and retain customers, suppliers, users and strategic partners. Currently B2B's infrastructure and systems are located at one site at Exodus Communications in Weehawken, New Jersey. Until a mirror site is added, B2B depends on a single-site infrastructure and any disruption to this infrastructure resulting from a natural disaster or other event could result in an interruption in B2B's service, fewer transactions and, if sustained or repeated, could impair B2B's reputation and the attractiveness of B2B's services. B2B's systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunications failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. B2B does not have a formal disaster recovery plan or alternative provider of hosting services. In addition, B2B does not carry sufficient business interruption insurance to cover losses that could occur. Any failure on B2B's part to expand its system or Internet infrastructure to keep up with the demands of its customers and users, or any system failure that causes an interruption in service or a decrease in responsiveness of B2B's Internet- based purchasing solution or website, could result in fewer transactions and, if sustained or repeated, could impair B2B's reputation and the attractiveness of B2B's brand names, which would harm B2B's business, revenues, financial condition and results of operations.

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

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

                                     PART 3

Item 9    Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance With Section 16(a) of the Exchange Act

The response on this item is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended.

Item 10    Executive Compensation

The response on this item is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended.

Item 11    Security Ownership of Certain Beneficial Owners and Management
The response on this item is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 of theSecurities Exchange Act of 1934, as amended.

Item 12    Certain Relationships and Related Transactions
The response on this item is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission separately pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended.


Item 13     Exhibits, Lists and Reports on Form 8-K
 (a) 1      Financial Statements

The following financial statements are filed as part of this report
                                                                          Page
Independent Auditors' Report                                               17
Consolidated Balance Sheets as of May 31, 2000 and 1999                    18
Consolidated Statements of Operations for the years ended
   May 31, 2000 and 1999                                                   19
Consolidated Statements of Stockholders' Equity for the
   years ended May 31, 2000 and 1999                                       20
Consolidated Statements of Cash Flows for the years ended
   May 31, 2000 and 1999                                                   21
Notes to Consolidated Financial Statements                                 22

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

Exhibit
Number             Description of Exhibit
------             ----------------------
**3.1              Certificate of Incorporation of the Company, as amended.
*3.2               Amendment to Certificate of Incorporation.
**3.3              By-laws of the Company, as amended.
****3.4            Amendment to Certificate of Incorporation
**4.7              Form of Unit Purchase  Option  granted to the  Underwriter of its designees.
*****4.15          Certificate of Designation for Class A Convertible  Preferred
                   stock of  B2Bgalaxy.com  Inc.  Form of Common Stock  Purchase
                   Option granted to the Underwriter or its designees.
**10.1             Employment Agreement dated as January 3, 1994, by and between the Company and Andrew Gyenes.
*10.4              Form  of  Indemnification   Agreement  between  each  of  the
                   Officers and Directors of the Company and the Company.
**10.8             1994 Incentive and Non-Qualified Stock Option Plan.
**10.9             1994 Consultant Stock Option Plan.
**10.14            1995 Stock Option Plan for Outside Directors.
******10.15        Amendments  to the 1994  Incentive  and  Non-qualified  Stock
                   Option Plan, 1994 Consultant Stock Option Plan and 1995 Stock
                   Option Plan for Outside Directors
***10.20           Agreement  dated  December  4, 1996  between  the Company and
                   USWeb Corporation.
***10.21           Agreement  dated  August 15,  1997  between  the  Company and
                   Enteractive Distribution Company

****10.22          Agreement  dated  August 14,  1999  between  the  Company and
                   Enteractive Distribution Company.
******10.23        Master License and Services Agreement, dated March 1, 2000
******23.1         Consent of KPMG LLP
******27           Financial Data Schedule
*                  Incorporated  herein  by  reference  to such  Exhibit  to the
                   Registration   Statement  on  Form  SB-2  of  the  Registrant
                   (Registration No.333-2244) filed in March 1996 as amended.
**                 Incorporated  herein  by  reference  to such  Exhibit  to the
                   Registration   Statement  on  Form  SB-2  of  the  Registrant
                   (Registration No. 33-83694) filed on September 6, 1994.
***                Incorporated  herein  by  reference  to such  exhibit  to the
                   Company's  Annual  Report on Form  10-KSB for the fiscal year ended May 31, 1997.
****               Incorporated  herein  by  reference  to such  Exhibit  to the
                   Company's  annual  Report on Form 10KSB for the  fiscal  year ended May 31, 1998.
*****              Incorporated  herein  by  reference  to such  exhibit  to the
                   Company's  Annual  Report on Form  10-KSB for the fiscal year ended May 31, 1999.
******             Filed herewith

                          Independent Auditors' Report


The Board of Directors and Stockholders
Cornerstone Internet Solutions Company:



We have audited the accompanying consolidated balance sheets of Cornerstone Internet Solutions Company and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Internet Solutions Company and subsidiaries as of May 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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


New York, New York
August 2, 2000

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Consolidated Balance Sheets

                                                                                    May 31,                      May 31,
                                                                                     2000                          1999
                                                                                ----------------------    ------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                        $12,222,443                $  2,939,596
    Investments, at fair value                                                            75,568                     398,348
    Accounts receivable, net of allowance
      for doubtful accounts of $403,550 and $248,814                                     691,978                   1,024,624
    Other receivables                                                                     25,872                      20,587
    Prepaid expenses and other current assets                                             94,693                      49,475
                                                                                -----------------    ------------------------
         Total current assets                                                         13,110,554                   4,432,630

Affiliation rights, net                                                                  166,111                     191,667
Property and equipment, net                                                              977,905                     671,182
Other non-current assets                                                               1,366,883                     200,920
                                                                                -----------------    ------------------------
                                                                                    $ 15,621,453                 $ 5,496,399
                                                                                -----------------    ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                  $   1,465                  $  104,954
    Accounts payable                                                                     722,127                     830,397
    Accrued payroll and related expenses                                                 570,479                     124,866
    Other accrued expenses                                                               308,528                     462,592
    Deferred revenue                                                                     589,993                           -
    Other current liabilities                                                              1,352                      30,000
                                                                                -----------------    ------------------------
         Total current liabilities                                                     2,193,944                   1,552,809
                                                                                -----------------    ------------------------

Long-term debt, excluding current portion                                                      -                       1,465
                                                                                -----------------    ------------------------
          Total liabilities                                                            2,193,944                   1,554,274
                                                                                -----------------    ------------------------

Minority interest                                                                      6,479,923                     938,838

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value,
           2,000,000 shares authorized;
           Class C, 20 and 540 shares issued and outstanding
             at May 31, 2000 and 1999, respectively                                            -                           5
           Class D, 0 and 8,040 shares issued and outstanding at
              May 31, 2000 and 1999, respectively                                              -                          80
    Common stock, $.01 par value, 50,000,000 shares
              authorized and 25,108,326 and 13,121,013 shares
              issued and outstanding at May 31, 2000 and 1999                            251,083                     131,210
    Additional paid-in capital                                                        49,534,442                  36,018,294
    Accumulated other comprehensive income                                                75,568                     398,348
    Deferred charges                                                                    (293,872)                          -
    Accumulated deficit                                                              (42,619,635)                (33,544,650)
                                                                                -----------------       ---------------------
          Total stockholders' equity                                                   6,947,586                   3,003,287
                                                                                =================       =====================

                                                                                -----------------       ---------------------
                                                                                    $ 15,621,453                 $ 5,496,399
                                                                                -----------------       ---------------------

    See notes to consolidated financial statements.

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Consolidated Statements of Operations

                                                                           Year Ended               Year Ended
                                                                          May 31, 2000             May 31, 1999
                                                                      -----------------       ------------------

Internet services revenue                                               $  2,739,771                $  3,205,869
Subscription revenue                                                         127,459                        --
Software licensing and royalty revenue                                          --                        51,200
                                                                        ============                ============
       Total revenues                                                      2,867,230                   3,257,069
                                                                        ------------                ------------

Cost of internet services revenue                                          4,073,284                   3,967,454
Cost of subscription revenue                                                 290,008                        --
Marketing, sales, and support (excludes stock option expense of
       $ 133,461)                                                          3,341,001                     519,959
General and administrative expenses (excludes stock option
       Expense of $562,821)                                                4,469,268                   2,317,762
Research and development (excludes stock option expense of
       $ 6,380)                                                              564,232                        --
Stock option expense                                                         702,662                        --
                                                                        ------------                ------------
       Total costs and expenses                                           13,440,455                   6,805,175
                                                                        ------------                ------------

Loss from operations                                                     (10,573,225)                 (3,548,106)


Other income (expense):
      Interest expense                                                        (5,034)                    (10,760)
      Interest income                                                        289,845                      10,594
      Gain on sale of investments                                            728,750                        --
      Other income (expense), net                                            (40,252)                    (33,292)
                                                                        ------------                ------------

Loss before minority interest                                             (9,599,916)                 (3,581,564)


Minority interest in net loss of subsidiary, net                             524,931                     (63,786)

                                                                        ============                ============

Net loss                                                                $ (9,074,985)               $ (3,645,350)


Preferred stock dividends and preferences                                     (6,750)                 (1,850,950)
                                                                        ============                ============

Net loss to common stockholders                                         $ (9,081,735)               $ (5,496,300)
                                                                        ------------                ------------


Basic and diluted loss per share                                        $      (0.48)               $      (0.46)
                                                                        ------------                ------------

Weighted average shares of common stock outstanding                       18,773,730                  11,905,740
                                                                        ============                ============

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years ended May 31, 2000 and 1999

                                                                                             Additional        Accumulated
                                         Preferred Stock                Common Stock          Paid-in             Other
                                                                                                              Comprehensive
                                     Shares         Amount           Shares     Amount        Capital             Income
                            ------------------------------------------------------------------------------------------------


Balance May 31, 1998                 8,600    $        120       9,441,117   $     94,400   $ 30,222,480    $    167,400


Stock option expense                  --              --              --             --           19,168            --

Stock options exercised               --              --           216,685          2,167        410,871            --

Warrants exercised                    --              --           246,100          2,461        575,874            --

Sale of Class D
 convertible
 preferred stock                     1,600              16            --             --        1,969,884            --

Conversion of preferred
 stock to
 common stock                       (1,220)            (12)      1,448,361         14,484        (14,472)           --

Sale of common stock                  --              --         1,768,750         17,687      1,470,213            --

Exchange of Class B
 preferred
 stock for Class D
 preferred
 stock                                (400)             (4)           --             --                4            --


Transaction involving
 subsidiary's common
 stock                                --              --              --             --           27,369            --

Preferred stock dividend
 adjustment                           --               (35)           --               11         79,303            --

Preference from issuance of
 subsidiary's preferred
 stock                                --              --              --             --        1,257,600            --

Change in fair value of
 investments in
 marchFIRST
 warrants                             --              --              --             --             --           230,948

Net loss                              --              --              --             --             --              --

                            ------------------------------------------------------------------------------------------------

Balance May 31, 1999                 8,580    $         85      13,121,013   $    131,210   $ 36,018,294    $    398,348

Conversion of
 preferred stock to
 common stock                       (8,560)            (85)     10,575,337        105,753       (105,668)           --

Deferred charges on
 grant of
 stock options                        --              --              --             --          996,534            --

Stock option expense                  --              --              --             --             --              --

Exercise of stock options             --              --         1,094,018         10,940      2,660,023            --

Transaction involving
 subsidiary's common
 stock                                --              --              --             --        8,909,082            --

Change in fair value and
 sale of
 investments in
 marchFIRST
 warrants                             --              --              --             --             --          (322,780)

Payment of preferred stock
 dividend with common
 stock
 and other                            --              --            40,258            403           (403)           --

Exercise of warrants                  --              --           277,700          2,777      1,056,580            --

Net loss                              --              --              --             --             --              --

                            ------------------------------------------------------------------------------------------------
Balance May 31, 2000                    20            $-        25,108,326   $    251,083   $ 49,534,442    $     75,568


                              Accumulated       Deferred
                                                                             Comprehensive
                                Deficit         Charges        Total             Loss
                            ---------------------------------------------------------------
Balance May 31, 1998        $(29,899,300)           --      $    585,100            --


Stock option expense                --              --            19,168            --

Stock options exercised             --              --           413,038            --

Warrants exercised                  --              --           578,335            --

Sale of Class D
 convertible
 preferred stock                    --              --         1,969,900            --

Conversion of preferred
 stock to
 common stock                       --              --              --              --

Sale of common stock                --              --         1,487,900            --

Exchange of Class B
 preferred
 stock for Class D
 preferred
 stock                              --              --              --              --


Transaction involving
 subsidiary's common
 stock                              --              --            27,369            --

Preferred stock dividend
 adjustment                         --              --            79,279            --

Preference from issuance of
 subsidiary's preferred
 stock                              --              --         1,257,600            --

Change in fair value of
 investments in
 marchFIRST
 warrants                           --              --           230,948         230,948

Net loss                      (3,645,350)           --        (3,645,350)     (3,645,350)
                            ---------------------------------------------------------------


Balance May 31, 1999        $(33,544,650)           --      $  3,003,287      (3,414,402)
                                                                              ==========
Conversion of
 preferred stock to
 common stock                       --              --              --              --

Deferred charges on
 grant of
 stock options                      --          (996,534)           --              --

Stock option expense                --           702,662         702,662            --

Exercise of stock options           --              --         2,670,963            --

Transaction involving
 subsidiary's common
 stock                              --              --         8,909,082            --

Change in fair value and
 sale of
 investments in
 marchFIRST
 warrants                           --              --          (322,780)       (322,780)
Payment of preferred stock
 dividend with common
 stock
 and other                          --              --              --              --

Exercise of warrants                --              --         1,059,357            --

Net loss                      (9,074,985)           --        (9,074,985)     (9,074,985)
                            ---------------------------------------------------------------
Balance May 31, 2000        $(42,619,635)   $   (293,872)   $  6,947,586    $ (9,397,765)
            === ====        ============    ============    ============    ============


See notes to consolidated financial statements.

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                              Year Ended May 31,
                                                                                        2000                    1999
                                                                                -------------------------------------------
Cash flows from operating activities:
Net loss                                                                          $  (9,074,985)              $ (3,645,350)
Adjustments to reconcile net loss to net cash used in operating activities
              Depreciation and amortization                                             567,683                    246,173
              Stock option expense                                                      702,662                     19,168
              Minority interest in net loss of consolidated subsidiary, net            (524,931)                    63,786
              Gain on sale of investments                                              (728,750)                         -
              Bad debt expense                                                          558,654                    271,642
Changes in assets and liabilities:
              Accounts receivable                                                      (226,008)                  (952,566)
              Other receivables                                                          (5,285)                    79,413
              Prepaid expenses and other current assets                                 (45,219)                   219,825
              Other assets                                                               14,037                    (36,720)
              Accounts payable                                                         (108,271)                   292,297
              Accrued expenses and other current liabilities                            262,788                    (21,063)
                                                                                -------------------------------------------
                               Net cash used in operating activities                 (8,607,625)                (3,463,395)
                                                                                -------------------------------------------
Cash flows from investing activities:
              Purchases of property and equipment                                    (1,438,857)                  (366,858)
              Proceeds from sale of investment                                          728,750                          -
              Purchases of investments                                                        -                    (95,000)
                                                                                -------------------------------------------
                               Net cash used in investing activities                   (710,107)                  (461,858)
                                                                                -------------------------------------------
Cash flows from financing activities:
              Proceeds from exercise of stock options                                 2,670,963                    413,038
              Proceeds from issuance of common and preferred stock                            -                  3,457,800
              Proceeds from exercise of warrants                                      1,059,357                    578,335
              Net proceeds from sale of subsidiary's preferred stock                          -                  2,122,957
              Net proceeds from sale of subsidiary's common stock                    14,975,213                          -
              Principal payments on long-term debt                                     (104,954)                   (99,481)
                                                                                -------------------------------------------
                               Net cash provided by financing activities             18,600,579                  6,472,649
                                                                                -------------------------------------------
                               Net increase in cash and cash equivalents              9,282,847                  2,547,396
Cash and cash equivalents:
              Beginning of year                                                       2,939,596                    392,200
                                                                                -------------------------------------------
              End of year                                                           $12,222,443                 $2,939,596
                                                                                ===========================================

Non-cash investing and financing activities:
Issuance of subsidiary's common stock for fixed assets                                 $     -                   $  37,064
Increase in additional paid-in capital resulting from sale of subsidiary's
    common stock                                                                      8,909,082                          -
Non-cash activity pursuant to VETgalaxy arrangement:
            Increase in other non-current assets                                      1,180,000                          -
            Increase in deferred revenues                                               589,993                          -
            Reduction in capitalized software costs                                     590,007                          -

See notes to consolidated financial statements

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 1999


1        Business and Liquidity
         (a) Nature of Business

         Cornerstone Internet Solutions Company (the Company) is a provider of comprehensive Internet-based services and solutions. The Company operates two subsidiaries, marchFIRST Cornerstone and B2Bgalaxy.com. marchFIRST Cornerstone is a wholly-owned subsidiary of the Company, and an independent affiliate of marchFIRST Corporation, the successor of USWeb Corporation ("USWeb"). MarchFIRST Cornerstone is a full service Internet consulting firm that uses a combination of strategic planning, technology and creative expertise to provide successful solutions in the B2B, B2C, knowledge management and enterprise integration domains. Pursuant to certain agreements with marchFIRST, the Company is a member of marchFIRST's network of affiliates. Under the terms of the agreement with marchFIRST, the Company is required to pay licensing and marketing fees totaling 7% of revenues, reduced by the cost of any third party products. The Company receives a number of services from marchFIRST including: (1) centralized marketing, brand awareness, competitive analyses, and lead generation programs; (2) technology services; (3) an internal registry of skills and technologies; and (4) strategic relationships with leading hardware and software companies.

         In February  1999, the Company  formed  B2Bgalaxy.com,  Inc. a Delaware corporation ("B2B"). B2B was established to leverage the Company's expertise in business consulting, Internet technology and e-commerce in the creation of industry-specific business-to-business e-commerce portals. The portals link buyers and sellers through competitive on-line bidding, with a focus on improving profitability. B2B targets industries where small to medium size businesses and local or regional distribution are dominant and where cost of goods sold is significant. The goal of each industry portal is the enhancement of the earnings of its members through cost savings on essential supplies through competitive closed bidding. At the core of each B2B portal is B2B's Power Purchasing, a proprietary closed bidding system that is focused on continually optimizing both the price and availability of supplies. Power Purchasing provides members, both buyers and sellers, with important tools for improving their businesses. For member buyers, Power Purchasing provides a means of managing their procurement process through competitive purchasing, and access to a pool of vendors, providing direct cost savings, increased efficiency, and integration. Vendors can easily service their existing client bases and reach out to new potential customers without incremental costs. The benefits of integration result in reduced order processing costs, as well as marketing and advertising cost savings. All members have access to additional services offered through the e-commerce marketplace, and the industry portals serve as industry meeting places where trends, ideas and information can be exchanged.

         In May 1999, B2B launched FOODgalaxy.com, the first portal, which was designed to lower the cost of food and supplies for restaurants and other food service providers through increased price competition. In March 2000, B2B agreed to license its e-commerce solution, including Power Purchasing, to Pet Assure, Inc. to create VETgalaxy.com, an online marketplace targeting the veterinary service industry. Under this agreement B2Bgalaxy.com functions as an operational and support partner for the new company. In July 2000, Telefonica B2B, a leading business-to-business net market maker, and B2B announced plans for a joint venture for the creation of an e-commerce marketplace for the food service industry in Spanish and Portuguese speaking markets in Latin America, Spain, and Portugal.

         (b) Subsidiary Transactions

         In fiscal 1999, B2B received from a third party $37,064 of fixed assets in exchange for 20.6% of its common shares outstanding, which resulted in an increase in the Company's paid-in-capital of $27,369. In addition, on April 30, 1999, B2B sold 2,400 shares of convertible preferred stock ("Preferred Stock") for net proceeds of $2,122,957. The stated value of a share of the Preferred Stock is $1,000. B2B's Preferred Stock has a liquidation preference equal to its stated value and, upon liquidation the holders may exchange each share of Preferred Stock for 400 shares of the Company's Common Stock in lieu of the liquidation preference. If such an exchange occurs, the Company has the option, exercisable until September 30, 2000, to purchase any of the Preferred Stock at 1.5 times the stated value of the

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 1999


         Cornerstone Internet Solutions Company Notes to Consolidated Financial Statements May 31, 2000 and 1999 Preferred Stock. The Preferred Stock does not provide for dividends and has voting rights equal to the number of shares of common stock into which it is convertible. If, by September 30, 2000 B2B consummates a public offering of equity in excess of $5 million, each share of Preferred Stock automatically converts into 1,667 shares of B2B's Common Stock or converts based on 75% of the Common Share price in the financing, whichever results in a higher number of Common Shares. If B2B does not consummate the financing by September 30, 2000, the holders of the Preferred Stock must, at their option, either convert each Preferred Share into 1,667 Common Shares of B2B or 400 Common Shares of the Company. If the holder elects Company Common Stock, the Company will have the option prior to the conversion to purchase the Preferred Stock at 1.5 times stated value.

         Based on the market price of the Company's Common Stock on the date of issuance, B2B's Preferred Stock had a non-cash beneficial conversion feature of $1,257,600. Such portion of the proceeds was allocated to additional paid-in capital and is recognized as an expense in minority interest over the seventeen month period from the issuance of B2B's Preferred Stock until September 30, 2000, the first date on which conversion to the Company's common stock can occur. The amortization increases minority interest in the balance sheet and was approximately $888,000 and $74,000 in fiscal 2000 and 1999, respectively.

         In February 2000, B2B consummated a private placement of 5,357,181 shares of Common Stock, for net proceeds of $14,975,213. Of the net proceeds, $6,066,131 was allocated to minority interest, and $8,909,082 was allocated to additional paid-in capital. The Company recorded this transaction in its subsidiary's Common Stock as an increase to additional paid-in capital, pursuant to its policy. As a result of this transaction, at May 31, 2000 the Company's ownership interest of B2B was diluted from 79.6% to 49.9% of B2B's common stock or 38% of B2B, assuming the conversion of B2B's Preferred Stock. Due to the Company's control of B2B's daily operations, the results of B2B are consolidated with those of the Company and the minority interest is presented in the accompanying consolidated balance sheets. Due to the insignificance of the minority common shareholders' investment in B2B through February 28, 2000, the consolidated financial statements reflect approximately 97% of B2B's loss for fiscal 1999, 100% of B2B's net loss for the nine months ended February 29, 2000, and 49.9% of B2B's net loss for the three months ended May 31, 2000.

         (c) Going Concern

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. The accumulated deficit as of May 31, 2000 was $42,619,635. In the fiscal year ended May 31, 2000, the Company received approximately $3,730,320 from the exercise of options and warrants and $14,975,213 from the sale B2B common stock. In April 2000, the Company hired a new CEO to manage the marchFIRST Cornerstone operating unit as part of a plan to attain profitability, and the unit has been restructured with an emphasis on new internet technologies and on marketing. A new sales force has also been hired to expand the customer base. B2B will continue to incur losses as it builds its customer base and market share.


 2       Summary of Significant Accounting Policies

a)       Consolidation Policy


         The consolidated financial statements include the accounts of Cornerstone Internet Solutions Company and its wholly-owned subsidiary and its 49.9% owned subsidiary, over which the Company maintains control. All significant intercompany transactions and balances have been eliminated in consolidation.

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 1999


b)       Cash and Cash Equivalents

         All highly liquid debt instruments with maturities of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents of $12,175,987 and $2,736,121 at May 31, 2000 and 1999, respectively, consist of cash held in interest-bearing money market accounts.

c)       Investments

         Investments which the Company does not intend to hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income or loss. At May 31, 2000 and 1999, the Company classified its investment, consisting of vested marchFIRST warrants, as an available-for-sale security.

d)       Revenue Recognition

         Revenue from Internet business solution services is recognized using the percentage of completion method based on the ratio of costs incurred to date to total estimated cost. At May 31, 2000, and 1999, there are $341,126 and $378,278, respectively, of unbilled accounts receivable, which are generally billable in the first quarter of the following year. Royalty revenue is recognized when earned. Monthly subscription revenue for access to B2B's FOODgalaxy marketplace is recognized in the period in which the customer is entitled to participate in the marketplace. Customer set-up fees, amounting to $68,297 in fiscal 2000, are recognized as earned.

e)       Affiliation Rights

         Fees for affiliation rights were paid to marchFIRST (then, USWeb/CKS) for the right to join the marchFIRST network and operate as an affiliate in specified territories. The fee is being amortized over the 10-year life of the agreement with marchFIRST. Affiliation rights at May 31, 2000 and 1999 were net of accumulated amortization of $143,889 and $118,333, respectively.

f)       Property and Equipment

         Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method, except for leasehold improvements, which are amortized over the lesser of the lease term or the life of the related asset. Costs incurred for the development of internal use software are capitalized in accordance with Statement of Position (SOP) 98-1.

g)       Income Taxes

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

h)       Long-Lived Assets

         The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying value of the asset exceeds its fair value.

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 1999


i)       Minority Interest

         Recognition of the minority interest's share of losses of subsidiaries is generally limited to the amount of such minority interest's allocable portion of the common equity of those subsidiaries. Further, the minority interest's share of losses is not recognized if the minority holders of common equity of subsidiaries have the right to cause the Company to repurchase such holders' common equity.


j)       Earnings Per Share

         Basic earnings per share is based on weighted average shares outstanding and diluted earnings per share adds the dilutive effect of stock options and other common stock equivalents. Basic and diluted net loss per share for fiscal 2000 and 1999 is based on the weighted average number of shares of common stock outstanding, excluding common stock equivalents (common stock options and warrants and convertible preferred stock) since they are anti-dilutive.

k)       Accounting for Stock-Based Compensation

         The Company accounts for stock-based employee and director compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense for employee and director option grants is based on the excess, if any, on the measurement date of the fair value of the Company's stock and the exercise price of options to purchase that stock. In accordance with SFAS No. 123, stock-based compensation arrangements for others are recorded at their fair value and charged against earnings over the shorter of their vesting period or the period in which the services are provided.

l)       Fair Value of Financial Instruments

         At May 31, 2000 and 1999, the fair value of the Company's cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses approximate their carrying value in the consolidated financial statements due to the short maturity of those instruments. The book value of the Company's debt approximates fair value.

m)       Use of Estimates

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

n)       Reclassifications

         Certain   financial   statement   items  for  prior   years  have  been
         reclassified to conform to the fiscal 2000 presentation.

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 1999

3        Property and Equipment

         Property and equipment, at May 31, 2000 and 1999, consisted of the following:

                                                2000                1999              Useful Life
                                                ----                ----              -----------
Computer equipment                             $2,289,354          $1,522,100           3 years
Capitalized software costs                         53,543             268,281           3 years
Furniture and other equipment                     229,873             176,403           5 years
Leasehold improvements                             84,335              46,386         Lease Term
                                              ----------------------------------
                                                2,657,105           2,013,170
Accumulated depreciation and amortization      (1,679,200)         (1,341,988)

                                              ----------------------------------
Property and equipment, net                    $  977,905         $   671,182
                                               ==========         ===========

4        Long-Term Debt

         Long-term debt at May 31, 2000 and 1999, consisted of the following:

                                                                           2000                1999
                                                                           ----                ----

Notes  payable in connection  with  equipment financing secured by
Company  assets,  with interest at 9.75% at May 31, 2000                  $1,465              $106,419
Less current portion                                                      (1,465)             (104,954)
                                                                          ------              --------
Long-term debt, excluding current portion                                 $    -              $  1,465
                                                                          ======              ========

         Interest costs of approximately $5,034 and $17,831 were paid in fiscal 2000 and 1999, respectively.

5        Convertible Preferred Stock Class D

         On November 10, 1998, the Company raised $1,969,900, net of related expenses, through a private placement of 1,600 shares of Class D Convertible Preferred Stock (Class D Preferred Stock) at a purchase price of $1,250 per share. The holders of Class D Preferred Stock have the right, at any time commencing after the earlier of (I) June 30, 2000 or (II) if the closing price of the common stock shall have been at least $1.50 per share on 15 trading days during any 20-consecutive trading day period, to convert each share of Class D Preferred Stock into such whole number of shares of common stock equal to the aggregate stated value of the Class D Preferred Stock to be converted divided by $1.00, subject to adjustment. The Class D Preferred Stock is entitled to vote on all matters submitted to the holders of the Company's common stock, at 1,250 votes per share, pays no dividends and is not redeemable. In the third quarter of fiscal 1999, the closing price of the Company's Common Stock was at least $1.50 per share on 15 trading days during a consecutive 20 day trading period and accordingly the holders of Class D Preferred Stock had the unrestricted right to convert each share of Class D Preferred Stock as described above. In fiscal 1999, the Company issued 7,320 shares of Class D Preferred Stock in exchange for Class B and C Preferred Stock (notes 6 and 7). During fiscal 1999, 880 shares of Class D Preferred Stock were converted into 1,100,000 shares of Common Stock. During fiscal 2000, 8040 shares of Class D Preferred Stock were converted into 10,050,000 shares of Common Stock. As of May 31, 2000, there were no shares of Class D Preferred Stock issued and outstanding.

 6       Convertible Preferred Stock Class A and C

         On December 12, 1996, the Company completed a private placement of 84 units, each unit consisting of 80 shares of Class A Convertible Preferred Stock (Class A Preferred) and 50,000 common stock purchase warrants to purchase in the aggregate 4,200,000 shares of Common Stock at an exercise price of $4.00 per share and expiring December 13, 2001(the "Warrants"). Proceeds from the private placement were approximately $7,869,100, net of related expenses of $531,000. The Class A Preferred had a stated value of $1,250 per share.

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 1999


         On November 19, 1997, the Company offered to exchange the 4,200,000 Warrants for common stock (the "Exchange Offer"), whereby for each 2.8 warrants exchanged, the Company issued one share of its Common Stock. In connection with the Exchange Offer, the Company received the written consent of the participating preferred stockholders to amend the terms of the Class A Preferred to delay the date when the Class A Preferred Stock can first be converted into common stock from May 1, 1998 to July 1, 1999 and modify certain redemption features of the Class A Preferred. Holders of 6,260 shares of the Class A Preferred Stock agreed to the terms of the Exchange Offer. As a result, on February 6, 1998, the Company issued 1,397,323 shares of common stock in exchange for the cancellation of 3,912,500 Warrants. The fair value of the common stock issued approximated the fair value of the canceled Warrants. Subsequently, the Company re-designated the 6,260 shares of Class A Preferred held by the stockholders who approved the Exchange Offer as Class C Convertible Preferred Stock (Class C Preferred). Such preferred shareholders were entitled to receive a dividend at 12% per year of the stated value of the Class C Preferred for the period from April 30, 1998 to June 30, 1999. In accordance with the terms of the Preferred Stock exchange offer discussed below, all dividends associated with Class C Preferred exchanged were relinquished. Dividends were payable in common stock. For those Class C Preferred shares still outstanding after the exchange offer, such dividends amounted to $6,750 and $81,000 for the years ended May 31, 2000 and 1999, respectively. In July 1999, the Company issued 40,213 shares of Common Stock in full payment of the Preferred Stock dividends.

         Each share of Class C Preferred is convertible into such whole number of shares of common stock equal to the aggregate stated value of the Class C Preferred Stock to be converted divided by the lesser of (i) $2.00 or (ii) 50% of the average closing price for the common stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company has the option to redeem all, or any portion of, on a pro rata basis, the Class C Preferred at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

         The conversion rate of the Class C Preferred (when calculated on the basis of dividing the stated value by $2.00 only) will be subject to adjustments to protect against dilution in the event of stock dividends, stock splits, and certain other events. In fiscal 2000, 520 shares of Class C Preferred were converted into 525,337 shares of common stock.

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

7        Class B Convertible Preferred Stock
         On February 19, 1998, the Company consummated a $2,000,000 private placement resulting in the issuance of 2,000 shares of Class B Convertible Preferred Stock (Class B Preferred ). Net proceeds to the Company were $1,990,800. The Class B Preferred with a stated value of $1,000 per share, was entitled to vote on all matters submitted to holders of the Company's common stock, at 1,000 votes per share, paid no dividends and was not redeemable.

         On December 7, 1998 the Company issued 1,600 shares of Class D Preferred Stock in exchange for all the outstanding Class B Preferred. The exchange was the result of the Company's offer, which provided that one share of its Class B Preferred with a $1,000 stated value could be exchanged for .8 shares of Class D Preferred Stock with a $1,250 stated value.

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 1999


         Based on the market price of the Company's common stock on the date of issuance the Class B Preferred Stock had a non-cash beneficial conversion feature of $2,250,550. The beneficial conversion feature was being recognized solely in the calculation of loss per common share over a 14 month period, beginning with the issuance of the Class B Preferred to March 1999 (the first date that conversion could have occurred). Due to the exchange of all the Class B Preferred to Class D Preferred Stock, in the third quarter of fiscal 1999, the Company reflected the remaining balance of $824,000 in the loss per share calculation. As a result, the net loss to common shareholders includes preferred stock preferences related to the Class B Preferred of $0 and $1,769,950 for the years ended May 31, 2000 and 1999, respectively.

8        Private Placement of Common Stock

         On July 24, 1998, the Company consummated a private placement of 1,768,750 unregistered shares of Common Stock, for $1 per share. The net proceeds of the offering were approximately $1,487,900.

9        Stock Options and Warrants

         On April 13, 2000, the Company's stockholders approved an amendment to the Company's 1994 Incentive and Non-Qualified Stock Option Plan (the "Employee Plan") increasing the number of shares of common stock authorized for issuance upon exercise of the options granted pursuant to the plan to 4,500,000. The Company also has a 1994 Stock Option Plan for Consultants and a 1995 Stock Option Plan for Outside Directors and has reserved 1,600,000 and 500,000 shares, as amended, for issuance to consultants and non-employee directors, respectively.

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

         The Company has granted options to outside consultants pursuant to its 1994 Stock Option Plan for Consultants. The total number of options granted under the Plan in fiscal 2000 and 1999 were 400,000 and 15,000, respectively. The total number of consultants' options outstanding as of May 31, 2000 was 689,080. Stock option expense related to these grants, as calculated using the Black-Scholes option pricing model, was $452,000 and $19,168 for fiscal 2000 and 1999, respectively. A total of 645,920 options remain available for grant under the 1994 Stock Option Plan for Consultants.

         Under the 1995 Stock Option Plan for Outside Directors, each person who is an outside director on January 1 of each calendar year, shall be granted 10,000 options to purchase shares of common stock of the Company. At May 31, 2000, 110,000 options have been granted under the 1995 Stock Option Plan for Outside Directors and 390,000 are available for grant.

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 1999


         A summary of all stock option transactions of the Company is as follows:

                                                                                                             Weighted average
                                                       Number of options         Price range per share        exercise price
                                                       -----------------         ---------------------        --------------

            Outstanding at May 31, 1998                   3,358,451                     $1.13 - 3.75                 $2.63

            Granted                                       1,084,000                     $0.66 - 3.56
            Exercised                                      (216,685)                    $0.813 - 2.45
            Cancelled                                      (432,292)                  $0.83 - 3.75
                                                       ===============              =================

            Outstanding at May 31, 1999                   3,793,474                     $0.66 - 3.75                 $2.33
                                                                                                                     =====

            Granted                                       1,247,500                     $1.94 - 12.31
            Exercised                                    (1,094,018)                    $0.66 - 3.75
            Cancelled                                      (906,767)                    $0.66 - 6.72
                                                       ---------------                  ------------

            Outstanding at May 31, 2000                   3,040,189                     $0.75 -12.31                 $2.56
                                                       ===============              =================                =====
            Exercisable at May 31, 2000                   2,384,493                     $0.75 - 12.31                $2.57
                                                       ===============              =================                =====

         The options outstanding as of May 31, 2000 are summarized in ranges as follows:

                                 Weighted Average     Number of Options     Weighted Average
Range of Exercise Price           Exercise Price        Outstanding          Remaining Life
---------------------------------------------------------------------------------------------
   $0.75 - $1.25                    $0.91                  255,000              1 Year
   $1.26 - $3.75                    $2.51                2,638,410              3 Years
   $3.76 - $12.31                   $6.87                  146,779              5 Years
                                                       -----------
                                                         3,040,189
                                                       ===========

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


                                   2000                   1999
                                   ----                   ----
Net loss:
 As reported                  ($ 9,081,735)            ($5,496,300)
 Pro forma                     ($9,692,051)            ($6,324,854)
Net loss per share:
 As reported                        ($0.48)                 ($0.46)
 Pro forma                          ($0.52)                 ($0.53)

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 1999


         The per share weighted-average fair value of stock options granted during fiscal 2000 and 1999 was $2.71 and $1.34, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions,: 2000-expected dividend yield of 0%, risk free interest rate of 6.5%, expected stock volatility of 154%, and an expected option life of 5 years; 1999-expected dividend yield of 0%, risk free interest rate of 6%; expected stock volatility of 145% and an expected option life of 5 years.

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

         At May 31, 2000, the Company had reserved, authorized and unissued common shares for the following purposes (excluding those for stock options and convertible preferred stock):

                                                                           Shares of
                                                                           Common
                                                                Exercise     Stock
                                                                 Price     Issuable           Expiration
                                                                 -----     --------           ----------

           Warrants issued in connection with a convertible
           preferred stock offering                              $4.00       187,500         December, 2001

           Stock purchase rights sold to underwriter             $3.71        32,300            May, 2001
                                                                             -------
           Total                                                             219,800
                                                                             =======

10       B2B Stock Options

         The 1999 Incentive and Stock Option Plan of B2Bgalaxy.com authorizes a total of 3,000,000 shares of common stock for issuance upon exercise of the options granted pursuant to the plan. The plan covers grants to employees, directors, and consultants. All stock options, which have been granted by B2B, expire up to ten years after grant. Employee stock options generally vest monthly in equal increments over the first three years after the date of grant. Consultant options generally vest over the period of service.

         B2B has granted options to outside consultants and to employees where the exercise price was less than the fair value of common stock at the grant date pursuant to its 1999 Incentive and Stock Option Plan. Such options issued to consultants and to employees under the Plan in fiscal 2000 totaled 215,500 and 210,000, respectively. The exercise prices ranged from $.60 to $5.00, and the total cost was an aggregate of $544,534, which was recorded as a deferred charge and is being expensed over the shorter of the vesting period or the period of service. Stock option expense related to these grants for fiscal 2000 was $250,662.

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 1999


         A summary of all stock option transactions of the Company is as follows:

                                                                                          Weighted
                                                                                          average
                                                   Number of          Price range         exercise
                                                    options            per share          price
                                                   ---------          -----------         --------

            Outstanding at May 31, 1999                  - 0 -

            Granted                                2,442,500          $0.60 - 5.00
            Exercised                                   (611)             $0.60
            Cancelled                                (80,111)         $0.60 - 2.80
                                                   ----------         ------------

            Outstanding at May 31, 2000            2,361,778          $0.60 -5.00            $0.99
                                                   =========          ============           =====
            Exercisable at May 31, 2000              981,999          $0.60 - 5.00           $1.03
                                                   =========          ============           =====


            The options outstanding as of May 31, 2000 are summarized in ranges as follows:

                              Weighted Average      Number of Options    Weighted Average
Range of Exercise Price        Exercise Price         Outstanding         Remaining Life
-----------------------------------------------------------------------------------------
       $0.60                      $0.60                 1,940,278              4 Years
  $0.61 - $5.00                   $2.81                   421,500              5 Years
                                                        ---------
                                                        2,361,778
                                                        =========


11       Income Taxes
         The actual income tax benefit for fiscal 2000 and 1999 differs from the "expected" income tax benefit, computed by applying the U.S. Federal corporate tax rate of 34 percent to loss before income taxes, as follows:

                                                           2000                    1999
                                                           ----                    ----
Computed "expected" tax benefit                      $(3,086,000)          $(1,239,400)
Increase in income taxes resulting from:
  Non-deductible expenses                                   3,000                13,300
  State tax benefit                                     (219,000)                     -
  Non-deductible loss of subsidiary and
     amortization of beneficial conversion feature      1,828,000               106,000
  Increase in valuation allowance, primarily for
     Federal net operating loss carryforward            1,474,000             1,120,100
                                                  ---------------- ---------------------
Actual tax benefit                                            -                       -
                                                  ================ =====================

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 1999


         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets at May 31, 2000 and 1999, are as follows:

                                                             2000                  1999
                                                             ----                  ----
      Deferred tax assets (liabilities):
      Net operating loss carryforward                   $10,556,600            $9,282,000
      Allowance for doubtful accounts receivable            146,500                84,600
      Accrued expenses                                      223,600                 9,400
      Research and development credit carryforward          127,300               127,300
      Property and equipment depreciation                    (2,400)               74,300
      Valuation allowance                               (11,051,600)           (9,577,600)
                                                       -----------------------------------

               Net deferred tax asset                            -                     -
                                                       ===================================

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible or operating losses are carried forward. The Company does not believe that it is more likely than not that it will realize its deferred tax asset and has established a valuation allowance of $11,051,600 and $9,577,600 at May 31, 2000 and 1999, respectively, based upon the Company's historical taxable losses and lack of offsetting objective evidence, and that management cannot currently determine whether the Company will generate taxable income during the remainder of the net operating loss carryforward period.

         At May 31, 2000, the Company had available approximately $30,492,000 of tax loss carryforwards, which expire in varying amounts in years 2008 through 2020. The utilization of certain of these tax loss carryforwards is subject to annual limitations imposed by the Internal Revenue Code Section 382 due to the Company's various equity transactions.

         At May 31, 2000, B2B, a consolidated subsidiary of the Company for financial reporting purposes but not for tax purposes, had net operating loss carryforwards of approximately $5,969,000, which result in a deferred tax asset of approximately $2,029,000. In addition, B2B has a deferred tax asset of approximately $112,000, which resulted from expenses not currently deductible, and a deferred tax liability of $37,000, which resulted from book to tax differences in the depreciation of property and equipment. The net deferred tax asset cannot be utilized by the Company. B2B's management does not believe that it is more likely than not that it will realize this deferred tax asset and has established a valuation allowance for this entire asset, accordingly, at May 31, 2000.

 12      Employee Benefit Plan
         The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code (IRC) that covers substantially all employees of the Company who elect to participate on a voluntary basis. Participants may authorize salary deferral amounts under the plan up to 15 percent of their compensation limited to a maximum amount stipulated in the IRC. The plan also provides for a discretionary Company contribution, which is determined by the Board of Directors. No discretionary Company contributions were made during the fiscal years 2000 and 1999.

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 1999

13       Commitments
         Rent expense for operating leases for fiscal 2000 and 1999 approximated $360,578 and $190,948, respectively. During fiscal year 2000, B2B leased office space, resulting in the increased expense. The lease for the B2B space expires in October 2000, and the Company has negotiated an eighteen-month lease for more space in the same complex. The Company leases office space under non-cancelable operating leases, which expire at various times through 2005. Minimum future rentals by fiscal year for operating leases with noncancellable terms in excess of one year offset by sublease income are as follows:

            2001 - $440,502
            2002 - $459,037
            2003 - $150,550
            2004 - $3,564
            2005 - $3,564

14       Segment Information

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Accordingly, reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in two segments: (I) Internet Business Solutions Segment,
         (II) B2B Marketplace Segment. The Internet Business Solutions Segment provides a full range of Internet and Intranet-based business solutions, including Web site design, hosting and management, design and implementation of database and e-commerce solutions, educational programs and Web-related strategic consulting. The B2B Marketplace Segment creates industry-specific business-to-business e-commerce marketplaces that link buyers and sellers through competitive on-line exchanges with a focus on improving profitability. Eliminations consist of inter-company balances.

                                                                                 Fiscal Year Ended May 31, 2000
                                                                                 ------------------------------

                                                   B2B Marketplace     Internet Business         Eliminations (1)         Total
                                                      Segment         Solutions Segment
                                                   ---------------------------------------------------------------------------------

           Net revenues                              $ 127,459              $3,463,597              $(723,826)          $ 2,867,230
           Operating loss                          (5,899,965)             (4,673,260)                                 (10,573,225)
           Interest income                             245,701                  44,144                                      289,845
           Interest expense                                  -                   5,034                                        5,034
           Depreciation and amortization               304,706                 262,977                                      567,683
           Expenditures for long lived assets        1,217,030                 221,827                                    1,438,857
           Total assets                             14,037,646               3,067,598             (1,483,791)           15,621,453

                     Cornerstone Internet Solutions Company
                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 1999


                                                             Fiscal Year Ended May 31, 1999

                                             B2B Marketplace     Internet Business         Eliminations (1)           Total
                                                Segment          Solutions Segment
                                           -----------------------------------------------------------------------------------------

   Net revenues                                      $ -             $3,609,169              $(352,100)               $3,257,069
   Operating loss                              (322,217)            (3,225,889)                       -              (3,548,106)
   Interest income                                     -                 10,594                       -                   10,594
   Interest expense                                    -                 10,760                       -                   10,760
   Depreciation and amortization                   5,200                240,973                       -                  246,173
   Expenditures for long lived assets            292,806                 74,052                       -                  366,858
   Total assets                                2,443,504              3,500,836               (447,941)                5,496,399


         (1)   Represents   inter-company   services   provided  by   marchFIRST
         Cornerstone to B2B, at cost.

15       Comprehensive Income

         The amounts related to investments reported in net income and other comprehensive income for the fiscal year ended May 31, 2000 are comprised of the following:

         Net income:
            Gain on sale of investments (common stock from
              the exercise of marchFIRST warrants)               $      728,750
                                                                 --------------

         Other comprehensive income:
            Holding gain arising during period, net of tax               96,203
            Reclassification adjustment, net of tax                    (418,983)
                                                                 ---------------
            Net loss recognized in other comprehensive income          (322,780)
                                                                 ---------------
           Total impact on comprehensive income                  $      405,970
                                                                 ===============

16       Business and Credit Concentrations

         In fiscal 2000, there were two customers that individually comprised more than 10% of revenue and in the aggregate amounted to 9 % of accounts receivable at May 31,2000, and 30% of fiscal 2000 total revenues. In 1999 there were two customers that individually comprised more than 10% of revenue and in the aggregate amounted to 24% of accounts receivable at May 31, 1999, and 48% of fiscal 1999 total revenues.

17       Sale of Technology License

         The Company's initial intent was to utilize the B2B software it had developed for internal use only. However, a third party expressed an interest in acquiring a license to use the software and, in March 2000, the Company entered into an agreement to license the software and other related intellectual property and to provide support for one year in exchange for one million shares of the purchaser's common stock. The fair value of the shares received, amounting to $1,180,000, is included in other non-current assets at May 31, 2000. Approximately $590,000 of the proceeds reduced the related software costs and the remaining $590,000 will be recorded as revenue ratably over the term of the support, commencing June 2000, when the software modifications required by the purchaser were completed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CORNERSTONE INTERNET SOLUTIONS COMPANY.

Date:  August 29, 2000           By:  KENNETH GRUBER
                                      --------------
                                      Kenneth Gruber, Executive Vice President,
                                      and Chief Financial and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the date indicated.

Name                         Title                         Date

/S/ANDREW GYENES             Chairman of the Board         August 29, 2000
----------------
Andrew Gyenes

/S/RINO BERGONZI             Director                      August 29, 2000
----------------
Rino Bergonzi

/S/PETER GYENES              Director                      August 29, 2000
---------------
Peter Gyenes

/S/HARRISON WEAVER           Director                      August 29, 2000
------------------
Harrison Weaver

/S/KENNETH GRUBER           Executive Vice President and
------------------          Chief Financial and            August 29, 2000
Kenneth Gruber              Accounting Officer

                         Consent of Independent Auditors


The Board of Directors
Cornerstone Internet Solutions Company:


We consent to incorporation by reference in the registration statement (No. 333-06780) on Form S-3 and registration statements (No. 33-04038 and No. 33-97208) on Form S-8 of Cornerstone Internet Solutions Company of our report dated August 2, 2000, relating to the consolidated balance sheets of Cornerstone Internet Solutions Company and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, which report appears in the May 31, 2000 annual report on Form 10-KSB of Cornerstone Internet Solutions Company.

Our report dated August 2, 2000, contains an explanatory paragraph that states that the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.



                                               /s/ KPMG LLP
                                               KPMG LLP


New York, New York
August 29, 2000