Form 10KSB/A
period 2000-05-31
CORNERSTONE INTERNET SOLUTIONS CO /DE/
filed 2000-09-27
CIK 929648

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

Executive Officers and Directors

The executive officers and directors of Cornerstone Internet Solutions Company (the "Company") as of September 30, 2000 are as follows:

Name                   Age         Position
Andrew Gyenes          64          Chairman of the Board
Kenneth Gruber         48          Executive Vice President and Chief Financial
                                   and Accounting Officer
David Rowe             34          President of B2Bgalaxy.com, Inc.
Rino Bergonzi          54          Director
Peter Gyenes           55          Director
Harrison Weaver        68          Director

Andrew Gyenes has been Chairman of the Board since January 1994, and was Chief Executive Officer of the Company from January 1994 to December 1997. He was President of the Company from January 1994 through May 1994. Mr. Gyenes has been Chairman of the Board of the Company's subsidiary, B2Bgalaxy.com, Inc. ("B2Bgalaxy"), since March 1999. For more than five years before joining the Company, Mr. Gyenes was Vice President of Gyenes & Co., a computer software consulting company, and Marketing Manager of Ann-Mar Manufacturing, Inc. ("Ann-Mar"), a family owned textile company. Mr. Gyenes continued in such positions on a part-time basis through January 1995, and since January 1995, has been a consultant to Ann-Mar. Most of Mr. Gyenes' career has been in the computer industry, including positions with Warner Communications (last serving as an Assistant Vice President responsible for Worldwide Information Systems), with IBM Corporation (last serving as Eastern Regional Manager for Scientific Systems at Service Bureau Corporation, a former wholly-owned IBM subsidiary), and with Western Union (last serving as Assistant Vice President of Data Processing).

Kenneth Gruber has been Executive Vice President and Chief Financial Officer of both the Company and B2Bgalaxy, since January 2000. From January 1999 until January 2000, Mr. Gruber was employed by the Oracle Corporation, where he was engaged in marketing and sales of ERP and CRM Applications. Between November 1994 and January 1999, Mr. Gruber held several positions at the Company, including Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Gruber was employed by Children's Television Workshop ("CTW") since 1984, and served as CTW's Vice President and Chief Financial Officer from 1993 until November 1994, as CTW's Vice President of Finance and Administration from 1989 to 1993, and as Vice President of Finance from 1988 to 1989.

David Rowe has been President of B2Bgalaxy, since June 2000. From May 1999 through June 2000, Mr. Rowe was B2Bgalaxy's Chief Operating Officer. From April 1998 to April 1999, Mr. Rowe was a Vice President of Development of the Company's subsidiary, marchFIRST Cornerstone ("marchFIRST"). Before joining marchFIRST, Mr. Rowe had been affiliated with New Technology Partners ("NTP") where he managed a variety of e-commerce web site development projects. Prior to NTP, Mr. Rowe spent close to 10 years in the financial services area where he held the positions of Vice President of Systems and Technology at Financial Times Information, and Director of Technical Services at Interactive Data.

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

Peter Gyenes has served as a director of the Company since January 1995. Mr. Peter Gyenes was appointed Chief Executive Officer of Informix Corporation ("Informix") in July 2000. He had served as an Informix board member since the acquisition of Ardent Software, Inc. ("Ardent"), formerly VMARK Software, Inc., by Informix in March 2000. Mr. Peter Gyenes served as Chairman, Chief Executive Officer, and President of Ardent at the time of the acquisition, and prior to that time had served as Executive Vice President, International Operations and Worldwide Sales since August 1996. From May 1996 to August 1996, he served as Executive Vice President of International Operations of Ardent. Mr. Gyenes served as President and Chief Executive Officer of Racal InterLan, Inc., a leading supplier of local area networking products, from May 1995 to May 1996.

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

Harrison Weaver has been a director of the Company since December 1993. He was a Vice President of the Company from December 1993 through May 1994. Mr. Weaver was a Director and Officer of The Continuum Group, Inc. ("Continuum"). In September 1995 Continuum applied for protection under Chapter 11 of the United States Bankruptcy Code. In 1999, Continuum came out of bankruptcy. Mr. Weaver is the founder and President of Weaver Associates, a diversified printing concern located in Cranford, New Jersey, which has been in business for over 25 years. He served for thirteen years as President of the New Jersey State Opera, becoming President Emeritus in 1987. Mr. Weaver has received many distinguished achievement awards, including the Governor's Award Medal for outstanding contributions to the Arts for the State of New Jersey in 1978.


Item 10    Executive Compensation
The following table sets forth, for fiscal 2000, 1999 and 1998, all compensation awarded to, earned by or paid to Andrew Gyenes, the Chairman of the Board, and Edward Schroeder, former President and Chief Executive Officer of the Company, the only executive officers of the Company whose salary and bonus exceeded
$100,000 with respect to the fiscal year ended May 31, 2000 (the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                         Annual    Compensation
                                                                                                               Long Term
                                                                                                             Compensation
                                                                                                                 Awards
                                                                                                               Securities
Name and Principal                                                                       Other Annual           Underlying
position                              Fiscal Year        Salary($)        Bonus ($)      Compensation          Options(#) (3)
--------                              ---------         ---------       ------------    --------------       ----------------

Andrew Gyenes                             2000           $156,250                          $8,417(1)            100,000
Chairman of the Board                     1999           $125,000                         $10,851(1)
                                          1998           $125,000                         $10,500(1)

Edward Schroeder                          2000           $195,833(2)       $51,250        $11,963(1)            125,000
Former President and CEO                  1999           $120,000          $30,000        $10,882(1)            100,000
                                          1998            $85,500(2)       $41,250         $4,676(1)            300,000


(1) Represents payments by the Company for a leased automobile and related insurance and amounts paid by the Company toward health insurance premiums.

(2) Mr. Schroeder's employment commenced September 15, 1997, and ended May 31, 2000.

(3)  Grants of stock options for B2Bgalaxy Common Stock are not included.

Stock option grants in last fiscal year

The following table provides further information with respect to the options granted in fiscal 2000 to Mr. Gyenes and Mr. Schroeder under the Company's 1994 Incentive and Non-Qualified Stock Option Plan. Options granted to purchase B2Bgalaxy common stock are not included in this table.

                               STOCK OPTION TABLE


                                                                           % of Total
                                                      Number of              Options
                                                      Securities           Granted to
      Name and Principal                              Underlying          Employees in             Exercise             Expiration
          Position                                      Option             Fiscal Year             Base Price             Date
          --------                                      ------             -----------             ----------             ----

        Andrew Gyenes
        Chairman of the Board                          100,000                  17%                  $6.50              1/5/05

        Edward Schroeder
        Former President and Chief Executive           125,000                  21%                  $2.00              6/1/04
        Officer


Stock Acquired on Exercise and Fiscal Year End Option Values

No options were exercised by the Named Executive Officers during fiscal 2000. The following table shows, for the Named Executive Officers, the number of shares covered by both exercisable and unexercisable employee stock options as of May 31, 2000 and the values for the "in-the-money" options which represent the positive spread between the exercise price of any outstanding stock option and the price of the Common Stock as of May 31, 2000, which was $1.25.

                          FISCAL YEAR END OPTION VALUES


                         Number of Securities Underlying            Value of Unexercised in-the-
                        Unexercised Options at FY End (#)           Money Options at FY-End($)
       Name                Exercisable/Unexercisable                 Exercisable/Unexercisable

Andrew Gyenes                  911,111/88,889                                  $0/$0

Edward Schroeder               346,528/178,472                            $10,389/$8,311


Item 11    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth beneficial ownership (as it relates to dispositive power) of the Company's Common Stock as of July 31, 2000 for (a) each stockholder known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, (b) each director and current Executive Officer of the Company individually, and (c) all directors and executive officers as a group. Except as otherwise indicated in the footnotes below, (x) the Company believes that each of the beneficial owners of the Common Stock listed in the table, based on information furnished by such owner, has sole investment and voting power with respect to such shares, and (y) where no address is indicated, the address of the beneficial owner is the address of the principal executive offices of the Company.


                                                             Common Stock
Name and Address of Beneficial Owner            Number of Shares (1)         % of Class
---------------------------------------------------------------------------------------

Andrew Gyenes                                         939,222(2)                 3.7%

Harrison Weaver                                        27,000(3)                  *

Rino Bergonzi                                          30,000(4)                  *

Peter Gyenes                                           48,150(5)                  *

David Rowe                                            122,366(6)                  *

Kenneth Gruber                                         12,361(7)                  *

All directors and executive officers as a group     1,169,099(8)                 4.5%

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

(2) Consists of 922,222 shares of Common Stock issuable upon exercise of presently exercisable options, 10,000 shares owned by the AnnMar Manufacturing Inc. Employee Pension Plan as trustee, and 7,000 shares owned jointly by Mr. Gyenes and his wife.

(3) Consists of 25,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Company's 1995 Stock Option Plan for Outside Directors (the "Outside Directors' Plan") and 2,000 shares owned by Mr. Weaver.

(4) Consists of 30,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Outside Directors' Plan.

(5) Consists of 8,150 shares of Common Stock owned by Mr. Peter Gyenes, 30,000 shares of Common Stock issuable upon exercise of presently exercisable options granted pursuant to the Outside Directors' Plan, and 10,000 shares owned by the AnnMar Manufacturing Inc. Employee Pension Plan as trustee.

(6) Consists of shares of Common Stock issuable upon the exercise of presently exercisable options.

(7) Consists of 2,778 shares of Common Stock issuable upon the exercise of presently exercisable options and 9,583 shares owned by Mr. Gruber.

(8) Consists of 36,733 shares of Common Stock and presently exercisable options to purchase 1,132,366 shares of Common Stock.

Item 12    Certain Relationships and Related Transactions

In February 2000, B2Bgalaxy consummated a private placement of common stock. The purchase price per share was $2.80. Andrew Gyenes purchased 35,000 shares in such private placement.

The above transaction resulted from arms-length negotiations and was approved by the independent members of the Company's Board of Directors who did not have an interest in the transaction. The Company believes that the terms of such transaction were on terms that were no less favorable than were available from unaffiliated third parties. Future and ongoing transactions with affiliates of the Company, if any, will be on terms believed by the Company to be no less favorable than are available from unaffiliated third parties and will be approved by a majority of the independent members of the Company's Board of Directors who do not have an interest in the transaction.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CORNERSTONE INTERNET SOLUTIONS COMPANY, INC.

Date:       September 28, 2000             By: /s/ KENNETH GRUBER
                                               --------------------------------
                                                Kenneth Gruber, Executive Vice
                                                President and Chief Financial
                                                and Accounting Officer