Form 10QSB
period 2000-08-31
CORNERSTONE INTERNET SOLUTIONS CO /DE/
filed 2000-10-16
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


            For the quarterly period ended August 31, 2000


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

                                 (212) 343-9143
                (Issuer's Telephone Number, Including Area Code)


            Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES / X /   NO  /  /

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                     Number Outstanding
               Title of Class                        as of August  31, 2000
            --------------------                     ----------------------
            Common Stock, $.01 Par Value                   25,108,326

Transitional Small Business Disclosure Format: Yes / /      No /X/

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1        Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of August 31, 2000
              and May 31, 2000                                              3

              Condensed Consolidated Statements of Operations for the
              three months ended August 31, 2000 and August 31, 1999        4

              Condensed Consolidated Statements of Cash Flows for the
              three months ended August 31, 2000 and August 31, 1999        5


              Notes to Condensed Consolidated Financial Statements          6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9


PART II - OTHER INFORMATION

                                                                           Page

Item 1.       Legal Proceedings                                            11

Item 2.       Change in Securities and Use of Proceeds                     11

Item 3.       Defaults upon Senior Securities                              11

Item 4.       Submissions of Matters to a Vote by Security Holders         11

Item 5.       Other Information                                            11

Item 6.       Exhibits and Reports on Form 8-K                             11


SIGNATURES                                                                 12

CORNERSTONE INTERNET SOLUTIONS COMPANY and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                      August 31,         May 31,
                                                                         2000             2000
                                                                     ------------    -------------
ASSETS                                                                (unaudited)
Current assets:
      Cash and cash equivalents                                      $  6,911,512    $ 12,222,443
       Investments, at fair value                                          99,620          75,568
      Accounts receivable, net of allowance for doubtful accounts
         of $15,000 as of August 31, 2000 and May 31, 2000                153,932          13,227
      Other receivables                                                      --             5,285
      Prepaid expenses and other current assets                            78,899          67,815
                                                                     ------------    ------------
         Total current assets                                           7,243,963      12,384,338

Net assets of discontinued operations                                        --           246,495
Property and equipment, net                                               824,804         609,923
Other non-current assets                                                1,644,314       1,366,883

                                                                     ------------    ------------
                                                                     $  9,713,081    $ 14,607,639
                                                                     ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                               $    231,253    $    297,561
      Accrued payroll and related expenses                                229,829         241,886
      Other accrued expenses                                              114,126          49,338
      Deferred revenue                                                    537,053         589,993
      Other current liabilities                                             1,352           1,352
                                                                     ------------    ------------
         Total current liabilities                                      1,113,613       1,180,130

Net liabilities of discontinued operations                                329,611            --

Minority interest                                                       5,044,362       6,479,923


Stockholders' equity:
    Preferred stock, $.01 par value,
            2,000,000 shares authorized;
           Class C, 20 shares issued and outstanding
           as of August 31, 2000 and May 31, 2000                            --              --
    Common stock, $.01 par value, 50,000,000 shares
           authorized and 25,108,326 shares issued and outstanding
           as of August 31, 2000 and May 31, 2000                         251,083         251,083
    Additional paid-in capital                                         49,509,382      49,534,442
    Accumulated other comprehensive income                                 99,620          75,568
    Deferred charges                                                     (244,228)       (293,872)
    Accumulated deficit                                               (46,390,362)    (42,619,635)
                                                                     ------------    ------------
          Total stockholders' equity                                    3,225,495       6,947,586
                                                                     ------------    ------------
                                                                     $  9,713,081    $ 14,607,639
                                                                     ------------    ------------

    See notes to condensed consolidated financial statements

Cornerstone Internet Solutions Company and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

                                                                                          Three months ended
                                                                                       August 31,      August 31,
                                                                                         2000            1999
                                                                                     ----------------------------

Subscription revenues                                                                $    156,502    $       --
Software licensing and royalties revenue                                                  196,664            --
Implementation and consulting revenue                                                      69,039            --
                                                                                     ------------    ------------
       Total revenues                                                                     422,205            --


Cost of subscription revenue                                                              327,480            --
Cost of implementation and consulting revenue                                              38,489            --
Marketing, sales, and support (excludes stock option expense of $8,449                  2,267,239         105,459
    and $0, respectively)
General and administrative expenses  (excludes stock option expense of                    741,049         312,750
    $41,195 and $0, respectively)
Research and development                                                                  542,183          14,248
Stock option expense                                                                       49,644            --
                                                                                     ------------    ------------
       Total costs and expenses                                                         3,966,084         422,457

Operating loss                                                                         (3,543,879)       (432,456)

Other income:
      Interest income                                                                     148,417          17,055
      Other income, net                                                                      --             6,055
                                                                                     ------------    ------------

Loss from continuing operations before minority interest                               (3,395,462)       (409,347)

Minority interest in net loss of subsidiary, net                                        1,461,455        (221,929)
                                                                                     ------------    ------------

Loss from continuing operations                                                        (1,934,007)       (631,276)

Discontinued operations:
   Loss from operations of discontinued operations                                       (915,567)       (403,755)
   Estimated loss on disposal of discontinued operations                                 (921,153)           --
                                                                                     ------------    ------------
       Total loss from discontinued operations                                         (1,836,720)       (403,755)
                                                                                     ------------    ------------

Net loss                                                                               (3,770,727)     (1,035,031)

Preferred stock dividends and preferences                                                    --            (6,750)

Net loss attributable to common stockholders                                         $ (3,770,727)   $ (1,041,781)
                                                                                     ============    ============

Loss per share information:
Basic and diluted loss per share from continuing operations                          $       (.08)   $       (.05)
Basic and diluted loss per share from discontinued operations                        $       (.07)   $       (.03)
                                                                                     ------------    ------------
Basic and diluted net loss per share attributable to common stockholders             $       (.15)   $       (.08)

Weighted average shares of common stock used to compute loss per share                 25,108,326      13,448,252
information

See notes to condensed consolidated financial statements

             Cornerstone Internet Solutions Company and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                     Three Months Ended
                                                                               August 31,         August 31,
                                                                                 2000               1999
                                                                               -----------------------------

Cash flows from operating activities:
Net loss                                                                      $ (3,770,727)   $ (1,035,031)
Loss from discontinued operations                                                1,836,720         403,755

Loss from continuing operations                                                 (1,934,007)       (631,276)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  81,336          32,728
     Stock option expense                                                           49,644            --
     Minority interest in net loss of subsidiary, net                           (1,461,455)        221,929
Changes in assets and liabilities:
     Accounts receivable                                                          (140,705)           --
     Other receivables                                                               5,285            --
     Prepaid expenses and other current assets                                     (11,084)         (8,325)
     Other assets                                                                  (41,431)           --
     Accounts payable                                                              (66,308)        (21,800)
     Accrued expenses                                                               52,731          (2,090)
     Deferred revenue                                                             (196,664)           --
                                                                                ------------  ------------
           Net cash used by continuing operations                               (3,662,658)       (408,834)
           Net cash used by discontinued operations                             (1,352,890)     (1,053,084)
                                                                                ------------  ------------

           Net cash used in operating activities                                (5,015,548)     (1,461,918)

Cash flows from investing activities:
     Purchases of property and equipment                                          (296,217)       (300,762)

Cash flows from financing activities:
     Proceeds from exercise of stock options                                          --             5,924
     Proceeds from exercise of subsidiary's stock options                              834            --
                                                                                ------------  ------------
            Net cash provided by financing activities                                  834           5,924
                                                                                ------------  ------------

            Net decrease in cash and cash equivalents                           (5,310,931)     (1,756,756)


Cash and cash equivalents:
      Beginning of period                                                       12,222,443       2,939,596
      End of period                                                           $  6,911,512    $  1,182,840
                                                                              ============    ============

See notes to condensed consolidated financial statements.

                     CORNERSTONE INTERNET SOLUTIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         General

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and in the opinion of management contain all adjustments necessary to present fairly the financial position of Cornerstone Internet Solutions Company (the "Company") and subsidiaries as of August 31, 2000 and the results of its operations and its cash flows for the three months ended August 31, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000. The results for the three months ended August 31, 2000 are not necessarily indicative of the results to be obtained for the full year.

2.       Business and Liquidity

         The Company is a provider of comprehensive business-to-business e-commerce services and solutions. The Company's address is 584 Broadway, Suite 509, New York, NY 10012 and its Internet address is www.crstone.com. The Company is headquartered in New York, New York.

         The Company owns two subsidiaries, marchFIRST Cornerstone and B2Bgalaxy.com ("B2B"). marchFIRST Cornerstone is a wholly-owned subsidiary of the Company, and an independent affiliate of marchFIRST Corporation, the successor of USWEB Corporation ("USWeb"). MarchFIRST Cornerstone is a full service Internet consulting firm that uses a combination of strategic planning, technology, and creative expertise to provide successful solutions in the B2B, B2C, knowledge management, and enterprise integration domains. Pursuant to certain agreements with marchFIRST, the Company is a member of marchFIRST's network of affiliates. On September 25, 2000, the Company announced its intention to discontinue this segment of the business, as discussed in Note 4 below.

         B2B was established in February 1999 to leverage the Company's expertise in business consulting, Internet technology and e-commerce in the creation of industry-specific business-to-business e-commerce portals. The portals link buyers and sellers through competitive on-line bidding, with a focus on improving profitability. B2B targets industries where small to medium size businesses and local or regional distribution are dominant and where cost of goods sold is significant. The goal of each industry portal is the enhancement of the earnings of its members through cost savings on essential supplies through competitive closed bidding. In May 1999, B2B launched FOODgalaxy.com, the first portal, which was designed to lower the cost of food and supplies for restaurants and other food service providers through increased price competition. In March 2000, B2B agreed to license its e-commerce solution to PetAssure, Inc. to create VETgalaxy.com, an online marketplace targeting the veterinary service industry. Under this agreement, B2B functions as an operational and support partner for the new company.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. The accumulated deficit as of August 31, 2000, was $46,390,362 and the net loss for the three months ended August 31, 2000, was $3,770,727. The B2B segment will continue to incur losses as it builds its customer base and market share.

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

4.       Discontinuance of the Internet Business Solutions Segment

         On September 25, 2000, the Company announced its plan to close its Internet Business Solutions segment. In accordance with such plan, the Company immediately reduced the workforce of the unit by 57% on September 25, 2000. The Company plans to dispose of the business by November 1, 2000 by selling the remaining assets of the segment.

         Fees for affiliation rights were paid to marchFIRST.com for the right to join the marchFIRST network and operate as an affiliate. The fee was being amortized over the 10-year life of the agreement with marchFIRST, but as a result of the termination of the agreement with marchFIRST stemming from the management decision to discontinue the Internet Business Solutions segment, the unamortized balance of $159,722 on August 31, 2000, has been written down to zero and is included in the estimated loss on disposal of discontinued operations.

         Management of the Company has estimated costs that it will incur as part of the discontinuance and ultimate disposal of the Internet Business Solutions segment. The estimate primarily includes the cost of employees who will oversee the disposal of the assets, severance costs for employees who have been terminated, lease cancellation payments, and the estimated loss on the sale of the segment's remaining assets. These amounts have been included in the estimated loss on disposal of discontinued operations in the accompanying condensed consolidated statement of operations. The Company anticipates selling the remaining assets of the Internet Business Solutions segment on November 1, 2000, for approximately $100,000. Upon completion of the disposal of the segment, the Company's primary asset will be its investment in B2B. The Company will also provide executive management services to B2B and will continue to control the daily operations of that company.

5.       Convertible Preferred Stock Class C

         As of August 31, 2000, there were 20 shares of Class C Preferred Stock outstanding, which, as of such date, are convertible into an aggregate of 20,205 shares of Common Stock. Each share of Class C Preferred is convertible into the whole number of shares of common stock equal to the aggregate stated value of the Class C Preferred Stock to be converted divided by the lesser of (i) $2.00 or (ii) 50% of the average closing price for the common stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company has the option to redeem all, or any portion of on a pro rata basis, the Class C Preferred at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

         The conversion rate of the Class C Preferred (when calculated on the basis of dividing the stated value by $2.00 only) will be subject to adjustments to protect against dilution in the event of stock dividends, stock splits, and certain other events. In July 1999, 500 shares of Class C Preferred were converted into 505,132 shares of common stock. The Class C Preferred Stock paid dividends of 12% per year of the stated value of the Class C Preferred Stock through June 30, 1999, payable in Common Stock. Dividends amounted to $6,750 for the three months ended August 31, 1999. In July 1999, 40,213 shares of common stock were issued in full payment of the preferred stock dividends.

6.       Subsidiary Transactions

         In fiscal 1999, B2B received from a third party $37,064 of fixed assets in exchange for 20.6% of its common shares outstanding, which resulted in an increase in the Company's paid-in-capital of $27,369. In addition, on April 30, 1999, B2B sold 2,400 shares of convertible preferred stock ("Preferred Stock") for net proceeds of $2,122,957. The stated value of a share of the Preferred Stock is $1,000. B2B's Preferred Stock has a liquidation preference equal to its stated value and, upon liquidation the holders may exchange each share of Preferred Stock for 400 shares of the Company's Common Stock in lieu of the liquidation preference. If such an exchange occurs, the Company has the option, exercisable until September 30, 2000, to purchase any of the Preferred Stock at 1.5 times the stated value of the Preferred Stock. The Preferred Stock does not provide for dividends and has voting rights equal to the number of shares of common stock into which it is convertible. If, by September 30, 2000 B2B had consummated a public offering of equity in excess of $5 million, each share of Preferred Stock would have automatically converted into 1,667 shares of B2B's Common Stock or converted based on 75% of the Common Share price in the financing, whichever would have resulted in a higher number of Common Shares. As B2B did not consummate such financing by September 30, 2000, the holders of the Preferred Stock must, at their option, either convert each Preferred Share into 1,667 Common Shares of B2B or 400 Common Shares of the Company. If the holder elects Company Common Stock, the Company will have the option prior to the conversion to purchase the Preferred Stock at 1.5 times stated value.


         Based on the market price of the Company's Common Stock on the date of issuance, B2B's Preferred Stock had a non-cash beneficial conversion feature of $1,257,600. Such portion of the proceeds was allocated to additional paid-in capital and will be recognized as an expense in minority interest over the seventeen month period from the issuance of B2B's Preferred Stock to September 30, 2000, the first date that conversion to the Company's Common Stock can occur. The amortization increases minority interest in the condensed consolidated balance sheet and amounted to approximately $222,000 for the three months ended August 31, 2000 and 1999, respectively.

         In February 2000, B2B consummated a private placement of 5,357,181 shares of Common Stock, resulting in net proceeds of $14,975,213. Of the net proceeds, $8,909,082 was allocated to additional paid-in capital, and $6,066,131 to minority interest. The Company recorded this transaction in its subsidiary's Common Stock as an increase to additional paid-in capital, pursuant to its policy.

         As a result of the above transactions, at August 31, 2000, the Company owned 48.7% of B2B's common stock or 38% of B2B, after reflecting the conversion of B2B Preferred Stock into B2B Common Stock. Due to the Company's control of B2B's daily operations, the results of B2B are consolidated with those of the Company and the minority interest is presented in the accompanying consolidated balance sheet. The accompanying condensed consolidated financial statements reflect 48.7% of B2B's net loss for the three months ended August 31, 2000, and the entire net loss of B2B for the three months ending August 31, 1999, due to the insignificance of the minority interest at that time.


7.       B2B Stock Options

         B2B has granted options to outside consultants and to employees where the exercise price was less than the fair value of common stock at the grant date pursuant to its 1999 Incentive and Stock Option Plan. Such options issued to consultants and to employees under the Plan in fiscal 2000 totaled 215,500 and 210,000, respectively. The exercise prices ranged from $.60 to $5.00, and the total cost was an aggregate of $544,534, which was recorded as a deferred charge and is being expensed over the shorter of the vesting period or the period of service. Stock option expense related to these grants for the three months ended August 31, 2000 was $49,644.

8.       Subsequent Events

         A special meeting of the Company's shareholders is currently scheduled for November 10, 2000, to consider two proposals. The first proposal is for a one for five reverse stock split on the Company's Common Stock. The second proposal is to change the Company's name to B2B Enterprises, Inc.

         On September 30, 2000, the holders of B2B Preferred Stock had the option to convert each B2B Preferred Share into 400 shares of the Company's Common Stock. If, by September 30, 2000, B2B had consummated a public offering of equity in excess of $5 million, each share of B2B's Preferred Stock would have automatically converted into 1,667 shares of B2B's Common Stock or based on 75% of the Common Share price in the financing, whichever would have resulted in a higher number of Common Shares. As B2B did not consummate such financing by September 30, 2000, the holders of the Preferred Stock must, at their option, either convert each Preferred Share into 1,667 Common Shares of B2B or 400 Common Shares of the Company. None of the holders has elected Company Common Stock. Therefore, the 2400 shares of B2B Preferred Stock convert into 4,000,800 shares of B2B Common Stock. This conversion reduces the Company's ownership in B2B Common Stock to 38%.

9.       Segment Information

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Accordingly, reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. Due to the discontinued operations of the Internet Business Solutions segment, the Company's only operating segment is the B2B marketplace segment.

10.      Comprehensive Income

         The amounts related to investments reported in comprehensive income for the three months ended August 31, 2000 are comprised of a holding gain arising during the period, net of taxes, of $24,052. The comprehensive loss for the three months ended August 31, 2000 was ($3,746,675).

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of Cornerstone Internet Solutions Company and Subsidiaries and Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-QSB.

Results of Operations - Three Months Ended August 31, 2000 and 1999
Revenues
Subscription revenues - Subscription revenues were $156,502 and $0 in the three months ended August 31, 2000 and 1999, respectively. Subscription revenue represents monthly subscriptions from customers of B2B's FOODgalaxy division. Total subscription revenues for the fiscal year ended May 31, 2000 were $127,459. Revenues are expected to continue to increase as FOODgalaxy continues to grow nationwide.

Software licensing and royalties revenue - Software licensing and royalty revenue was $196,664 and $0 in the three months ended August 31, 2000 and 1999, respectively. This revenue is the result of an agreement, which was the Company entered in March 2000, to license software to a third party. B2B received one million shares of the licensee's common stock, which had a fair market value of approximately $1,180,000. Approximately $590,000 of the proceeds was used to reduce the Company's capitalized software costs, and the remaining $590,000 will be recorded as revenue ratably over the maintenance period, pursuant to the terms of the contract.

Implementation and consulting revenue - Implementation and consulting revenue represents billings for customization of software for the licensee of the B2B software, and was $69,039 for the quarter ended August 31, 2000. There was no implementation and consulting revenue in the quarter ended August 31, 1999.

Expenses
Cost of subscription revenue - Cost of subscription revenue was $327,480 and $0, in the three months ended August 31, 2000 and 1999, respectively. These costs represent B2B's support staffing for FOODgalaxy customers, as well as certain costs related to the data processing operations for the FOODgalaxy marketplace. The Company expects that costs as a percentage of related revenues will decrease as revenues continue to grow.

Cost of implementation and consulting revenue - Cost of implementation and consulting revenue was $38,489 and $0 in the three months ended August 31, 2000 and 1999, respectively. These costs reflect the costs associated with the software customization work for the licensee of the B2B software.

Marketing, sales, and support expenses - Marketing, sales, and support expenses were $2,267,239 and $105,459 for the three months ended August 31, 2000 and 1999, respectively. The increase results from the creation of a national sales force for B2B's FOODgalaxy division in the last half of fiscal 2000.

General and administrative expenses - General and administrative expenses were $741,049 and $312,750 in the three months ended August 31, 2000 and 1999, respectively. The 137% increase is the result of the growth of B2B, especially in the FOODgalaxy division, and consists of personnel and overhead costs to support that growth.

Research and development expenses - Research and development expenses were $542,183 and $14,248 in the three months ended August 31, 2000 and 1999, respectively. These costs are related to the ongoing enhancements of the technology for the Company's B2B Marketplace Segment.

Stock option expense - Stock option expense was $49,644 and $0 in the three months ended August 31, 2000 and 1999, respectively. This expense relates to B2B stock options, and reflects agreements with providers of certain outside services to accept compensation in stock options, as well as grants of options to employees, where the exercise price was less than the fair value of the common stock at the grant date. The total cost of these non-cash items was computed under the Black Scholes method to be an aggregate of $544,534 and is being expensed over the shorter of the service period or the vesting period.

Other income - Other income was $148,417 and $23,110 in the three months ended August 31, 2000 and 1999, respectively. Interest income comprises all of the other income in the current quarter, and $17,055 in the same quarter last year. The increase is due to the Company's higher cash balances, primarily as a result of the private placement of B2B common stock on February 29, 2000.

Income tax benefit - No income tax benefit was recorded in the three months ended August 31, 2000 and 1999. Using the standards set forth in Financial Accounting Standard No. 109, management cannot currently determine whether the Company will generate taxable income during the period that the Company's net operating loss carryforward and other deferred tax assets may be applied towards the Company's taxable income, if any. Accordingly, the Company has established a valuation allowance against its deferred tax asset.

Loss from operations of discontinued operations - On September 25, 2000, the Company announced its intention to close the Internet Business Solutions segment. The loss from operations of discontinued operations of $915,567 for the period ended August 31, 2000, represents the net loss from the operating unit for the three months ended August 31, 2000. The loss from operations of discontinued operations of $403,755 for the three months ended August 31, 1999 represents the net loss of the Internet Business Solutions segment during that period.

Estimated loss on disposal of discontinued operations - Estimated loss on disposal of discontinued operations of $921,153 for the quarter ended August 31, 2000, includes operating losses the Company anticipates incurring between August 31, 2000, and the November 1, 2000 expected disposal date. This estimate is comprised of costs which are a direct result of the Company's decision to discontinue the Internet Business Solutions segment.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $6,911,512 and $12,222,443 at August 31, 2000 and May 31, 2000, respectively. The decrease of $5,310,931 primarily reflects the funding of operating activities for the Company and its subsidiaries and purchases of property and equipment. Capital expenditures were $296,217 and $300,762 in the three months ended August 31, 2000 and 1999, respectively. The expenditures in both periods were in support of the development of the B2B Marketplace Segment.

The Company's continuing losses from operations could impact the Company's ability to meet its obligations as they become due. The independent auditors' report on the Company's consolidated financial statements for the fiscal year ended May 31, 2000 included an explanatory paragraph regarding the Company's ability to continue as a going concern. As part of its business plan to enhance liquidity, the Company has closed its Internet Business Solutions Services segment. The Company or B2B may seek to obtain additional funds for operations. The Company and B2B currently have no agreements, commitments, or understandings with respect to additional funding. These funds may not be sufficient to meet the Company or B2B's longer-term cash requirements for operations. In addition, there can be no assurance that the Company or B2B will be able to obtain additional financing. Management believes that based on funds on hand at August 31, 2000 and anticipated revenues, operations can continue at least through February 2001.


New Accounting Pronouncements
The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statements of Financial Accounting Standards Nos. 137 and 138, in fiscal year 2002, for which the Company is presently assessing its impact on the consolidated financial statements, if any.

FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44), provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have a significant effect on results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt the accounting provisions of SAB No. 101 no later than the Company's fourth quarter of fiscal 2001. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on results of operations.

Forward looking statements
This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its business, the success of its B2Bgalaxy.com subsidiary, as well as the risk factors set forth in the Company's Annual Report on Form 10KSB for the fiscal year ended May 31, 2000. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved.

Inflation
The past and expected future impact of inflation on the financial statements is not significant.

Item 1.     Legal Proceedings

None

Item 2.     Change in Securities and Use of Proceeds
None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submissions of Matters to a Vote of Security Holders

None

Item 5.     Other Information
On September 25, 2000, the Company announced its plan to close its Internet Business Solutions segment. In accordance with such plan, the Company immediately reduced the workforce of the unit by 57% on September 25, 2000. The Company plans to dispose of the business by November 1, 2000 by selling the remaining assets of the segment.

Fees for affiliation rights were paid to marchFIRST.com for the right to join the marchFIRST network and operate as an affiliate. The fee was being amortized over the 10-year life of the agreement with marchFIRST, but as a result of the termination of the agreement with marchFIRST stemming from the management decision to discontinue the Internet Business Solutions segment, the unamortized balance of $159,722 on August 31, 2000, has been written down to zero and is included in the estimated loss on disposal of discontinued operations.

Management of the Company has estimated costs that it will incur as part of the discontinuance and ultimate disposal of the Internet Business Solutions segment. The estimate primarily includes the cost of employees who will oversee the disposal of the assets, severance costs for employees, lease cancellation payments, and the estimated loss on the sale of the segment's remaining assets. These amounts have been included in the estimated loss on disposal of discontinued operations in the accompanying condensed consolidated statement of operations. The Company anticipates selling the remaining assets of the Internet Business Solutions segment on November 1, 2000, for approximately $100,000. Upon completion of the disposal of the segment, the Company's primary asset will be its investment in B2B. The Company will also provide executive management services to B2B and will continue to control the daily operations of that company.

Item 6.     Exhibits and Reports on Form 8-K
(a)         Exhibits
            Exhibit 27--Financial Data Schedule

(b)         Reports on Form 8-K
            None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CORNERSTONE INTERNET SOLUTIONS COMPANY
                                     -----------------
                                     (Registrant)


Date: October 16, 2000                /s/ Ken Gruber
                                      ------------------------------
                                      Ken Gruber
                                      Executive Vice President
                                      And Chief Financial and Accounting Officer