Form 10QSB
period 2000-11-30
CORNERSTONE INTERNET SOLUTIONS CO /DE/
filed 2001-01-26
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                For the quarterly period ended November 30, 2000


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


                    500 Lanidex Plaza, Parsippany, New Jersey
                    (Address of Principal Executive Offices)

                                 (973) 503-5600
                (Issuer's Telephone Number, Including Area Code)


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

                                                         Number Outstanding
          Title of Class                               as of January 10, 2001
    --------------------                               ----------------------
    Common Stock, $.01 Par Value                            25,108,326
    Transitional Small Business
        Disclosure Format:    Yes / /   No /X/

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1   Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of November 30, 2000
         and May 31, 2000                                                    3

         Condensed Consolidated Statements of Operations for the
         three months ended November 30, 2000 and November 30, 1999          4


         Condensed Consolidated Statements of Operations for the
         six months ended November 30, 2000 and November 30, 1999
                                                                             5
         Condensed Consolidated Statements of Cash Flows for the six months
         ended November 30, 2000 and November 30, 1999                       6


         Notes to Condensed Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10


,
PART II - OTHER INFORMATION

                                                                           Page
Item 1.  Legal Proceedings                                                  12

Item 2.  Change in Securities and Use of Proceeds                           12

Item 3.  Defaults upon Senior Securities                                    12

Item 4.  Submissions of Matters to a Vote by Security Holders               12

Item 5.  Other Information                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12


SIGNATURES                                                                  13

CORNERSTONE INTERNET SOLUTIONS COMPANY
Condensed Consolidated Balance Sheets
(unaudited)

                                                                       November 30,      May 31,
                                                                           2000           2000
                                                                     ---------------  ------------
                                                                                       (restated)
                                                                                     <C
ASSETS
Current assets:
      Cash and cash equivalents                                      $     21,793    $     94,712
       Investments, at fair value                                            --            75,568
       Advances to B2Bgalaxy.com                                             --         1,446,422
       Prepaid expenses and other current assets                            9,369          26,878
                                                                     ------------    ------------
         Total current assets                                              31,162       1,643,580

Net assets of discontinued operations                                        --           455,130
Investment in B2Bgalaxy.com                                             2,245,246       5,225,043
Other non-current assets                                                  310,557         153,218
                                                                     ------------    ------------
                                                                     $  2,586,965    $  7,476,971
                                                                     ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                               $     56,657    $     54,763
      Accrued payroll and related expenses                                 43,026         142,824
      Other accrued expenses                                               37,926          37,926
      Deferred revenue                                                    143,724            --
                                                                     ------------    ------------
         Total current liabilities                                        281,333         235,513

Net liabilities of discontinued operations                                132,249            --


Stockholders' equity:
    Preferred stock, $.01 par value,
            2,000,000 shares authorized;
           Class C, 20 shares issued and outstanding
           as of November 30, 2000 and May 31, 2000                          --              --
    Common stock, $.01 par value, 50,000,000 shares
           authorized and 25,108,326 shares issued and outstanding
           as of November 30, 2000 and May 31, 2000                       251,083         251,083
    Additional paid-in capital                                         49,534,442      49,534,442
    Accumulated other comprehensive income                                   --            75,568
    Accumulated deficit                                               (47,612,142)    (42,619,635)
                                                                     ------------    ------------
          Total stockholders' equity                                    2,173,383       7,241,458
                                                                     ------------    ------------
                                                                     $  2,586,965    $  7,476,971
                                                                     ------------    ------------


See notes to condensed consolidated financial statements

Cornerstone Internet Solutions Company
Condensed Consolidated Statements of Operations
(unaudited)

                                                                                         Three months ended
                                                                                       November 30,   November 30,
                                                                                          2000            1999
                                                                                     ----------------------------

Subscription revenue                                                                 $       --      $     13,395
                                                                                     ----------------------------
       Total revenues                                                                        --            13,395


Cost of subscription revenue                                                                 --           217,614
Marketing, sales, and support                                                                --            26,446
General and administrative expenses                                                        60,983         601,775
Research and development                                                                     --            28,865
                                                                                     ----------------------------
       Total costs and expenses                                                            60,983         874,700

Operating loss                                                                            (60,983)       (861,305)

Other income:
      Interest income                                                                        --             6,920
      Gain on sale of investments                                                            --           728,750
      Other expense, net                                                                     --            (8,243)
      Share of loss in B2Bgalaxy.com                                                   (1,160,797)           --
                                                                                     ----------------------------

Loss from continuing operations before minority interest                               (1,221,780)       (133,878)

Minority interest in subsidiary, net                                                         --          (221,929)
                                                                                     ----------------------------

Loss from continuing operations                                                        (1,221,780)       (355,807)

Loss from operations of discontinued operations                                              --          (492,253)
                                                                                     ----------------------------

Net loss                                                                             $ (1,221,780)   $   (848,060)
                                                                                     ============================

Loss per share information:
Basic and diluted loss per share from continuing operations                          $       (.05)   $       (.03)
Basic and diluted loss per share from discontinued operations                                --              (.03)
                                                                                     ----------------------------
Basic and diluted net loss per share attributable to common stockholders             $       (.05)   $       (.06)
                                                                                     ============================
Weighted average shares of common stock used to compute loss per share information
                                                                                       25,108,326      13,883,431

See notes to condensed consolidated financial statements.

Cornerstone Internet Solutions Company
Condensed Consolidated Statements of Operations
(unaudited)

                                                                                           Six months ended
                                                                                       November 30,  November 30,
                                                                                          2000           1999
                                                                                     ----------------------------
Subscription revenues                                                                $       --      $     13,395
                                                                                     ----------------------------
       Total revenues                                                                        --            13,395


Cost of subscription revenue                                                                 --           217,614
Marketing, sales, and support                                                                --           131,905
General and administrative expenses                                                       175,990         914,525
Research and development                                                                     --            43,113
                                                                                     ----------------------------
       Total costs and expenses                                                           175,990       1,307,157

Operating loss                                                                           (175,990)     (1,293,762)

Other income:
      Interest income                                                                        --            23,975
      Gain on sale of investments                                                            --           728,750
      Other expense, net                                                                     --            (2,187)
      Share of loss in B2Bgalaxy.com                                                   (2,979,797)           --
                                                                                     ----------------------------

Loss from continuing operations before minority interest                               (3,155,787)       (543,224)

Minority interest in subsidiary, net                                                         --          (443,858)

                                                                                     ----------------------------

Loss from continuing operations                                                        (3,155,787)       (987,082)

Discontinued operations:
   Loss from operations of discontinued operations                                       (915,567)       (896,009)
   Loss on disposal of discontinued operations                                           (921,153)           --
                                                                                     ----------------------------
       Total loss from discontinued operations                                         (1,836,720)       (896,009)
Net loss                                                                               (4,992,507)     (1,883,091)

Preferred stock dividends and preferences                                                    --            (6,750)

                                                                                     ----------------------------
Net loss attributable to common stockholders                                         $ (4,992,507)   $ (1,889,841)
                                                                                     ============================

Loss per share information:
Basic and diluted loss per share from continuing operations                          $      (0.13)   $      (0.07)
Basic and diluted loss per share from discontinued operations                               (0.07)          (0.07)
                                                                                     ----------------------------
Basic and diluted net loss per share attributable to common stockholders             $      (0.20)   $       (.14)
                                                                                     ============================

Weighted average shares of common stock used to compute loss per share information     25,108,326      13,775,754


See notes to condensed consolidated financial statements.

 CORNERSTONE INTERNET SOLUTIONS COMPANY
 Condensed Statement of Cash Flows
 (unaudited)
--------------------------------------------------------------------------------


                                                                                   Six Months Ended

                                                                              November 30,   November 30,
                                                                                  2000           1999
                                                                              --------------------------
Cash flows from operating activities:
Net loss                                                                      $(4,992,507)   $(1,883,091)
Loss from discontinued operations                                               1,836,720        896,009
                                                                              --------------------------
Loss from continuing operations                                                (3,155,787)      (987,082)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   --           92,749
     Share of loss in B2Bgalaxy.com                                             2,979,797           --
     Minority interest in net loss of subsidiary, net                                --          443,858
     Net gain on sale of investment                                                  --         (728,750)
Changes in assets and liabilities:
     Accounts receivable                                                             --         (122,988)
     Advances to B2Bgalaxy.com                                                  1,446,422           --
     Prepaid expenses and other current assets                                     17,509          2,416
     Other assets                                                                (157,339)       (42,138)
     Accounts payable                                                               1,894        102,138
     Accrued expenses                                                             (99,798)        43,428
     Deferred revenue                                                             143,724           --
                                                                              --------------------------
           Net cash provided by (used in) continuing operations                 1,176,422     (1,196,369)
           Net cash used in discontinued operations                            (1,249,341)    (1,484,994)
                                                                              --------------------------

           Net cash used in operating activities                                  (72,919)    (2,681,363)
Cash flows from investing activities:
     Purchases of property and equipment                                             --         (591,780)
     Proceeds from sale of investments                                               --          728,750
                                                                              --------------------------
            Net cash provided by investing activities                                --          136,970
                                                                              --------------------------

Cash flows from financing activities:                                                --             --
     Proceeds from exercise of stock options                                         --        1,935,513
     Principal payments of long-term debt                                            --          (52,976)
                                                                              --------------------------
            Net cash provided by financing activities                                --        1,882,537
                                                                              --------------------------
            Net decrease in cash and cash equivalents                             (72,919)      (661,856)
Cash and cash equivalents:
      Beginning of period                                                          94,712      2,939,596
                                                                              --------------------------
      End of period                                                           $    21,793    $ 2,277,740
                                                                              ==========================

See notes to condensed consolidated financial statements.

                     CORNERSTONE INTERNET SOLUTIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

            General

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and in the opinion of management contain all adjustments necessary to present fairly the financial position of Cornerstone Internet Solutions Company (the "Company") as of November 30, 2000 and the results of its operations and its cash flows for the three and six months ended November 30, 2000 and 1999, respectively. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000. The results for the six months ended November 30, 2000 are not necessarily indicative of the results to be obtained for the full year.

2.          Business and Liquidity

            The Company is a provider of comprehensive business-to-business e-commerce services and solutions. The Company's address is 500 Lanidex Plaza, Third Floor, Parsippany, New Jersey 07054 and its Internet address is www.crstone.com.

            The Company owns financial interests in two companies, Enteractive Network Solutions Inc. (Enteractive) and B2Bgalaxy.com ("B2B"). Enteractive is a wholly-owned subsidiary of the Company, and formerly an independent affiliate of marchFIRST Corporation, the successor of USWEB Corporation ("USWeb"). Enteractive ceased operations on November 1, 2000 and ended its relationship with MarchFIRST. This is further described in Note 6 below. B2B is 37.8% owned by the Company and is accounted for as an equity method investment (See Note 4). B2B was established in February 1999 to leverage the Company's expertise in business consulting, Internet technology and e-commerce in the creation of industry-specific business-to-business e-commerce portals. The portals link buyers and sellers with a focus on improving profitability. B2B targets industries where small to medium size businesses and local or regional distribution are dominant and where cost of goods sold is significant. The goal of each industry portal is the enhancement of the earnings of its members through cost savings on essential supplies. In May 1999, B2B launched FOODgalaxy.com, the first portal, which was designed to lower the cost of food and supplies for restaurants and other food service providers through increased price competition. In March 2000, B2B agreed to license its e-commerce solution to PetAssure, Inc. to create VETgalaxy.com, an online marketplace targeting the veterinary service industry. Under this agreement, B2B functions as an operational and support partner for the new company. In July 2000, Telefonica B2B and B2Bgalaxy.com agreed to create an e-commerce marketplace for the foodservice industry in Latin America, Spain and Portugal. This joint venture initially offers a solution for the food service industry in Spanish and Portuguese speaking markets, and could potentially extend to other industries with similar purchasing needs and behaviors.

            The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's continuing losses could impact the Company's ability to meet its obligations as they become due. The accumulated deficit as of November 30, 2000 was $47,612,142 and the net loss for the six months ended November 30, 2000 was $4,992,507. The Company is considering various business alternatives, which may include merger, acquisition, joint ventures or liquidation. It is uncertain which, if any, alternative the Company will pursue.

            The Company was advised by the Nasdaq SmallCap Market that the Company's Common Stock would be delisted on January 3, 2001 from trading on the Nasdaq SmallCap Market due to a failure to maintain a minimum bid price of $1.00 over 30 consecutive trading days. The Company appealed this determination by the Nasdaq SmallCap Market and a hearing has been scheduled for Friday, February 9, 2001. If the Company's appeal is unsuccessful, management of the Company will attempt to take the necessary steps to allow its Common Stock to trade on the OTC Bulletin Board System. The Company's Common Stock will also continue to trade on the Boston Stock Exchange. However, the Company's Common Stock could be considered a penny stock and be subject to various regulations which could have an adverse effect on the trading market for and market price of the Company's Common Stock.

            The Company did not file Form 10-QSB for the quarterly period ended November 30, 2000 in a timely manner. On January 25, 2001 NASDAQ advised the Company that as a result of the filing delinquency, effective Monday January 29, 2001 the Company's trading symbol will be changed from CNRS to CNRSE. In addition, NASDAQ advised the Company has failed to maintain a minimum of two active market makers over the last 10 consecutive trading days as required by the Nasdaq SmallCap Market These issues will be considered at the Company's oral hearing on February 9, 2001.

3.          B2Bgalaxy.com Transactions

            In fiscal 1999, B2B received from a third party $37,064 of fixed assets in exchange for 20.6% of its common shares outstanding, which resulted in an increase in the Company's paid-in-capital of $27,369. In addition, on April 30, 1999, B2B sold 2,400 shares of convertible preferred stock ("Preferred Stock") for net proceeds of $2,122,957. The stated value of a share of the Preferred Stock is $1,000. The Preferred Stock does not provide for dividends and has voting rights equal to the number of shares of common stock into which it is convertible. Under the terms of the Preferred Stock, if by September 30, 2000, B2B had consummated a public offering of equity in excess of $5 million, each share of Preferred Stock would have automatically converted into 1,667 shares of B2B's Common Stock or converted based on 75% of the Common Share price in the financing, whichever would have resulted in a higher number of Common Shares. As B2B did not consummate such financing by September 30, 2000, the holders of the Preferred Stock had the option to either convert each Preferred Share into 1,667 Common Shares of B2B or 400 Common Shares of the Company. All of the Preferred Stock was converted into shares of B2B resulting in the issuance of 4,000,800 shares of B2B Common Stock.

            Based on the market price of the Company's Common Stock on the date of issuance, B2B's Preferred Stock had a non-cash beneficial conversion feature of $1,257,600. Such portion of the proceeds was allocated to additional paid-in capital and was recognized as an expense in minority interest through February 29, 2000. Thereafter, the amortization through September 30, 2000 increased the Company's share of loss in B2B.

            On February 29, 2000, B2B consummated a private placement of 5,357,181 shares of Common Stock, resulting in net proceeds of $14,975,213.

            As a result of the above transactions, at November 30, 2000, the Company owned 37.8% of B2B's Common Stock.

4.          Use of Equity Method of Accounting for B2B

            The Company has reflected B2B as a consolidated subsidiary in its previously filed financial statements. However, as described in Note 3, on February 29, 2000, B2B completed a private placement of common stock, which reduced the Company's voting interest in B2B below 50%. As the Company no longer had a controlling financial interest in B2B, the Company should have presented the investment in B2B using the equity method of accounting as of and for periods after February 29, 2000. In the accompanying financial information, the investment in B2B has been reflected using the equity method of accounting from February 29, 2000. The accompanying condensed consolidated balance sheet as of November 30, 2000 reflects the Company's interest in B2B using the equity method of accounting. The consolidated balance sheet as of May 31, 2000 has been adjusted to reflect the investment in B2B on an equity basis from February 29, 2000 forward. For the three months and six months ended November 30, 2000, the Company has recognized its proportionate share of B2B's net losses on the equity method, based on its ownership in B2B for each period, in other income. From June 1 to September 30, 2000, the Company's ownership of B2B was 48.7%. As described in Note 3, on September 30, 2000, 4,000,800 shares of Common Stock of B2B were issued upon conversion of the B2B Preferred Stock. This transaction reduced the Company's economic ownership of B2B from 48.7% to 37.8%. From October 1 to November 30, 2000, the Company's ownership was 37.8%. For the three months and six months ended November 30, 1999, the operations of B2B are presented on a consolidated basis as previously reported.

            The Company plans to amend its financial statements included in Form 10-KSB for the year ended May 31, 2000 and Form 10-QSB for the quarterly periods ended February 29 and August 31, 2000 to reflect its investment in B2B using the equity method of accounting from February 29, 2000. The Company does not anticipate there will be any changes to the Company's stockholders' equity, net loss or related per share amounts as a result of the revisions to the financial statements to apply the equity method of accounting for the Company's investment in B2B. The Company's auditors, KPMG LLP, have not completed their audit of the adjustments to the Company's financial statements as of and for the year ended May 31, 2000.

Summarized balance sheet data as of May 31, 2000 as originally reported and as restated is as follows:

($ in thousands)                    Originally Reported          As Restated
----------------                    -------------------          -----------

Cash and cash equivalents           12,222                          94
Current assets                      13,111                       1,644
Total assets                        15,621                       7,477

Current and total liabilities       2,194                          236
Minority interest                   6,480                        -
Stockholders' equity                6,947                        7,241

Deferred charges of $293,872 were included in stockholders' equity as originally reported in error which has been corrected in the restated amounts.

Summarized financial data for B2B as of and for the three months and six months ended November 30, 2000 is as follows:

                                    Three months ended         Six months ended
($ in thousands)                    November 30, 2000          November 30, 2000
---------------                     -----------------          -----------------
Statement of operations data:
Revenues                                      370                        792
Operating loss                              2,878                      6,196
Net loss                                    2,877                      6,159

Balance sheet data:                 November 30, 2000               May 31, 2000
                                    -----------------               ------------
Cash and cash equivalents                   4,054                     12,127
Total assets                                6,487                     14,037
Shareholders' equity                        5,352                     11,411


5.          Use of Estimates

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

6.          Discontinuance of the Internet Business Solutions Segment

            On September 25, 2000, the Company announced its plan to close its Internet Business Solutions segment. In accordance with such plan, the Company immediately reduced the workforce of the unit by 57% on September 25, 2000. The Company closed and disposed of the business by November 1, 2000 by selling the remaining assets of the segment. As of November 30, 2000, the Company had two full time employees, the Chairman of the Board and the Chief Financial Officer, who devote substantially all of their time to the B2B operations. They perform similar functions as necessary for the Company.
            B2bgalaxy.com staff perform administrative functions for the Company. The costs of these services are borne by the Company. The Company is considering various business alternatives, which may include merger, acquisition, joint ventures or liquidation. It is uncertain which, if any, alternative the Company will pursue.

            Fees for affiliation rights were paid to marchFIRST.com for the right to join the marchFIRST network and operate as an affiliate. The fee was being amortized over the 10-year life of the agreement with marchFIRST, but as a result of the termination of the agreement with marchFIRST stemming from the management decision to discontinue the Internet Business Solutions segment, the unamortized balance of $159,722 on August 31, 2000, has been written down to zero and is included in the loss on disposal of discontinued operations.

            Management of the Company estimated costs that it will incur as part of the discontinuance and ultimate disposal of the Internet Business Solutions segment. At August 31, 2000, the Company recorded the estimated loss of discontinuing this operation and disposing of the related assets. The estimate consisted primarily of severance costs for employees who have been terminated, lease cancellation payments, and the estimated loss on the sale of the segment's remaining assets. These amounts have been included in the loss on disposal of discontinued operations in the accompanying condensed consolidated statement of operations. There were no changes in the estimates made for the discontinuance of the Internet Business Solutions segment during the quarter ended November 30, 2000.

7.          Convertible Preferred Stock Class C

            As of November 30, 2000, there were 20 shares of Class C Preferred Stock outstanding, which, as of such date, are convertible into an aggregate of 20,205 shares of Common Stock. Each share of Class C Preferred is convertible into the whole number of shares of common stock equal to the aggregate stated value of the Class C Preferred Stock to be converted divided by the lesser of (i) $2.00 or (ii) 50% of the average closing price for the common stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company has the option to redeem all, or any portion of on a pro rata basis, the Class C Preferred at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

            The conversion rate of the Class C Preferred (when calculated on the basis of dividing the stated value by $2.00 only) will be subject to adjustments to protect against dilution in the event of stock dividends, stock splits, and certain other events. In July 1999, 500 shares of Class C Preferred were converted into 505,132 shares of common stock. Dividends amounted to $6,750 for the six months ended November 30, 1999. In July 1999, 40,213 shares of common stock were issued in full payment of the preferred stock dividends.

8.          Gain on sale of investments
            In the second quarter of fiscal 2000, the Company exercised USWeb warrants and sold the underlying USWeb stock, resulting in a gain of $728,750.

9.          Comprehensive Loss
            The amounts related to investments reported in net loss and other comprehensive loss for the six months ended November 30, 2000 are comprised of a holding loss arising during the period, net of taxes, of $75,568. The comprehensive loss for the six months ended November 30, 2000 was ($5,068,075).

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

            The discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of Cornerstone Internet Solutions Company and Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-QSB.

Results of Operations - Six Months Ended November 30, 2000 and 1999
General
-------
On September 25, 2000, the Company announced its plan to close its Internet Business Solutions segment. In accordance with such plan, the Company immediately reduced the workforce of the unit by 57% on September 25, 2000. The Company closed and disposed of the business by November 1, 2000 by selling the remaining assets of the segment. As of November 30, 2000, the Company had two full time employees, the Chairman of the Board and the Chief Financial Officer, who devote substantially all of their time to the B2B operations. They perform similar functions as necessary for the Company. B2bgalaxy.com staff perform administrative functions for the Company. The costs of these services are borne by the Company. The Company is considering various business alternatives, which may include merger, acquisition, joint ventures or liquidation. It is uncertain which, if any, alternative the Company will pursue.

As a result of discontinuing the Internet Business Solutions segment, the Company has no operations. It owns 37.8% of the common stock of B2Bgalaxy.com and through shareholder agreements votes 47.6% of B2Bgalaxy.com's common stock.

The Company has reflected B2B as a consolidated subsidiary in its previously filed financial statements. However, as described in Note 3, on February 29, 2000, B2B completed a private placement of common stock, which reduced the Company's voting interest in B2B below 50%. As the Company no longer had a controlling financial interest in B2B, the Company should have presented the investment in B2B using the equity method of accounting as of and for periods after February 29, 2000. In the accompanying financial information, the investment in B2B has been reflected using the equity method of accounting from February 29, 2000. The accompanying condensed consolidated balance sheet as of November 30, 2000 reflects the Company's interest in B2B using the equity method of accounting. The consolidated balance sheet as of May 31, 2000 has been adjusted to reflect the investment in B2B on an equity basis from February 29, 2000 forward. For the three months and six months ended November 30, 2000, the Company has recognized its proportionate share of B2B's net losses on the equity method, based on its ownership in B2B for each period, in other income. From June 1 to September 30, 2000, the Company's ownership of B2B was 48.7%. As described in Note 3, on September 30, 2000, 4,000,800 shares of Common Stock of B2B were issued upon conversion of the B2B Preferred Stock. This transaction reduced the Company's economic ownership of B2B from 48.7% to 37.8%. From October 1 to November 30, 2000, the Company's ownership was 37.8%. For the three months and six months ended November 30, 1999, the operations of B2B are presented on a consolidated basis as previously reported.

The Company plans to amend its financial statements included in Form 10-KSB for the year ended May 31, 2000 and Form 10-QSB for the quarterly periods ended February 29 and August 31, 2000 to reflect its investment in B2B using the equity method of accounting from February 29, 2000. The Company does not anticipate there will be any changes to the Company's stockholders' equity, net loss or related per share amounts as a result of the revisions to the financial statements to apply the equity method of accounting for the Company's investment in B2B. The Company's auditors, KPMG LLP, have not completed their audit of the adjustments to the Company's financial statements as of and for the year ended May 31, 2000.

Gain on sale of investments
---------------------------
In the second quarter of fiscal 2000, the Company exercised USWeb warrants and sold the USWeb stock, resulting in a gain of $728,750.

Discontinued operations
-----------------------
The loss from operations of the discontinued Internet Business Solutions segment for six months ended November 30, 2000 was $915,567. The losses from operations of the discontinued Internet Business Solutions segment for the three and six months ended November 30, 1999 were $492,253 and $896,009, respectively.

The estimated loss on disposing the Internet Business Solutions segment of $921,153 was recorded at August 31, 2000. There was no change in the estimate in the three months ended November 30, 2000.

Share of loss in B2Bgalaxy.com
------------------------------
The Company's share of loss in B2Bgalaxy.com for the three and six months ended November 30, 2000 was $1,160,797 and $2,979,797, respectively. During the quarter ended November 30, 2000, the Company's share of the loss fell from 48.7% to 37.8% as a result of the conversion of B2B's preferred stock into 4,000,800 shares of B2B common stock.

Liquidity and Capital Resources

The Company's ability to raise capital at this point is significantly dependent upon the valuation of its investment in B2B. The Company currently has no agreements, commitments, or understandings with respect to additional funding. Any funds raised may not be sufficient to meet the Company's longer-term cash requirements. In addition, there can be no assurance that the Company will be able to obtain additional financing. The Company should be able to continue in business as long as its investment in B2Bgalaxy.com can be sold or used as collateral. Management believes that based on B2B funds on hand at November 30, 2000 and anticipated revenues, operations can continue at least through April 2001.

The Company was advised by the Nasdaq SmallCap Market that the Company's Common Stock would be delisted on January 3, 2001 from trading on the Nasdaq SmallCap Market due to a failure to maintain a minimum bid price of $1.00 over 30 consecutive trading days. The Company appealed this determination by the Nasdaq SmallCap Market and a hearing has been scheduled for Friday, February 9, 2001. If the Company's appeal is unsuccessful, management of the Company will attempt to take the necessary steps to allow its Common Stock to trade on the OTC Bulletin Board System. The Company's Common Stock will also continue to trade on the Boston Stock Exchange. However, the Company's Common Stock could be considered a penny stock and be subject to various regulations which could have an adverse effect on the trading market for and market price of the Company's Common Stock.

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

Forward looking statements
This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its business, the success of its B2Bgalaxy.com investment, as well as the risk factors set forth in the Company's Annual Report on Form 10KSB for the fiscal year ended May 31, 2000. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved.

Inflation
The past and expected future impact of inflation on the financial statements is not significant.

Item 1.     Legal Proceedings

None

Item 2.     Change in Securities and Use of Proceeds
None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submissions of Matters to a Vote of Security Holders

None

Item 5.     Other Information
The Company was advised by the Nasdaq SmallCap Market that the Company's Common Stock would be delisted on January 3, 2001 from trading on the Nasdaq SmallCap Market due to a failure to maintain a minimum bid price of $1.00 over 30 consecutive trading days. The Company appealed this determination by the Nasdaq SmallCap Market and a hearing has been scheduled for Friday, February 9, 2001. If the Company's appeal is unsuccessful, management of the Company will attempt to take the necessary steps to allow its Common Stock to trade on the OTC Bulletin Board System. The Company's Common Stock will also continue to trade on the Boston Stock Exchange. However, the Company's Common Stock could be considered a penny stock and be subject to various regulations which could have an adverse effect on the trading market for and market price of the Company's Common Stock.

The Company did not file Form 10-QSB for the quarterly period ended November 30, 2000 in a timely fashion. On January 25, 2001 NASDAQ advised the Company that as a result of the filing delinquency, effective Monday January 29, 2001 the Company's trading symbol will be changed from CNRS to CNRSE. In addition, NASDAQ advised the Company has failed to maintain a minimum of two active market makers over the last 10 consecutive trading days as required by the Nasdaq SmallCap Market These issues will be considered at the Company's oral hearing on February 9, 2001.

Item 6.     Exhibits and Reports on Form 8-K

            SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CORNERSTONE INTERNET SOLUTIONS COMPANY
                                      -----------------
                                      (Registrant)

                                       /S/ Ken Gruber
Date: January 26, 2001                ------------------------------
                                      Ken Gruber
                                      Executive Vice President
                                      And Chief Financial and Accounting Officer