Form 10QSB
period 2001-02-28
CORNERSTONE INTERNET SOLUTIONS CO /DE/
filed 2001-04-16
CIK 929648

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                For the quarterly period ended February 28, 2001


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


                 500 Lanidex Plaza, Parsippany, New Jersey 07054
                    (Address of Principal Executive Offices)

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

YES / X /   NO  /  /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                        Number Outstanding
                  Title of Class                        as of April 10, 2001
            --------------------                        --------------------
            Common Stock, $.01 Par Value                    25,108,326

Transitional Small Business Disclosure Format: Yes / /      No /X/

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                           Page
Item 1    Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of February 28, 2001
          and May 31, 2000                                                  3

          Condensed Consolidated Statements of Operations for the three months
          ended February 28, 2001 and February 29, 2000                     4


          Condensed Consolidated Statements of Operations for the
          nine months ended February 28, 2001 and February 29, 2000         5

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended February 28, 2001 and February 29, 2000              6


          Notes to Condensed Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10


PART II - OTHER INFORMATION

                                                                          Page
Item 1.   Legal Proceedings                                                12

Item 2.   Change in Securities and Use of Proceeds                         12

Item 3.   Defaults upon Senior Securities                                  12

Item 4.   Submissions of Matters to a Vote by Security Holders             12

Item 5.   Other Information                                                13

Item 6.   Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                 14

CORNERSTONE INTERNET SOLUTIONS COMPANY
Condensed Consolidated Balance Sheets
(unaudited)

                                                                                February 28,               May 31,
                                                                                    2001                    2000
                                                                             -------------------      ------------------
ASSETS                                                                                                   (restated)
Current assets:
      Cash and cash equivalents                                                       $ 9,844                   $94,712
       Investments, at fair value                                                           -                    75,568
       Advances to B2Bgalaxy.com                                                            -                 1,446,422
       Prepaid expenses and other current assets                                            -                    26,878
                                                                             -------------------      ------------------
         Total current assets                                                           9,844                 1,643,580

Net assets of discontinued operations                                                       -                   455,130
Investment in B2Bgalaxy.com                                                         1,327,372                 5,225,043
Other non-current assets                                                              310,557                   153,218
                                                                             -------------------      ------------------
                                                                                   $1,647,773                $7,476,971
                                                                             -------------------      ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                               $ 42,807                   $54,763
      Accrued payroll and related expenses                                             37,320                   142,824
      Other accrued expenses                                                           46,575                    37,926
      Deferred revenue                                                                143,724                         -
      Advances from B2Bgalaxy.com                                                     123,481                         -
                                                                             -------------------      ------------------
         Total current liabilities                                                    393,907                   235,513

Net liabilities of discontinued operations                                             60,569                         -


Stockholders' equity:
    Preferred stock, $.01 par value,
            2,000,000 shares authorized;
           Class C, 20 shares issued and outstanding
           as of February 28, 2001 and May 31, 2000                                         -                        -
    Common stock, $.01 par value, 50,000,000 shares
           authorized and 25,108,326 shares issued and outstanding
           as of February 28, 2001 and May 31, 2000                                   251,083                  251,083
    Additional paid-in capital                                                     49,534,442               49,534,442
    Accumulated other comprehensive income                                                  -                   75,568
    Accumulated deficit                                                           (48,592,228)             (42,619,635)
                                                                             -------------------      ------------------
          Total stockholders' equity                                                1,193,297                7,241,458
                                                                             -------------------      ------------------
                                                                                   $1,647,773               $7,476,971
                                                                             -------------------      ------------------

    See notes to condensed consolidated financial statements.

Cornerstone Internet Solutions Company
Condensed Consolidated Statements of Operations
(unaudited)

                                                                                          Three months ended
                                                                                      February 28,    February 29,
                                                                                              2001            2000
                                                                                    ---------------   ------------

Subscription revenue                                                                 $       --      $     27,928
                                                                                     ------------    ------------
       Total revenues                                                                        --            27,928


Cost of subscription revenue                                                                 --           203,791
Marketing, sales, and support                                                                --           711,306
General and administrative expenses                                                        62,211         479,649
Research and development                                                                     --           228,774
                                                                                     ------------    ------------
       Total costs and expenses                                                            62,211       1,623,520

Operating loss                                                                            (62,211)     (1,595,592)

Other income (expense):
      Interest income                                                                        --            29,966
      Loss on sale of investments, net                                                       --           (59,080)
      Other income, net                                                                      --             1,367
      Share of loss in B2Bgalaxy.com                                                     (917,874)           --
                                                                                     ------------    ------------

Loss from continuing operations before minority interest                                 (980,085)     (1,623,339)

Minority interest in subsidiary, net                                                         --          (221,929)
                                                                                     ------------    ------------

Loss from continuing operations                                                          (980,085)     (1,845,268)

Loss from operations of discontinued operations                                              --        (1,445,274)
                                                                                     ------------    ------------

Net loss                                                                             $   (980,085)   $ (3,290,542)
                                                                                     ============    ============

Loss per share information:
Basic and diluted loss per share from continuing operations                          $       (.04)   $       (.08)
Basic and diluted loss per share from discontinued operations                                --              (.07)
                                                                                     ------------    ------------
Basic and diluted net loss per share attributable to common stockholders             $       (.04)   $       (.15)
                                                                                     ============    ============

Weighted average shares of common stock used to compute loss per share
information                                                                            25,108,326      22,613,423

See notes to condensed consolidated financial statements.

Cornerstone Internet Solutions Company
Condensed Consolidated Statements of Operations
(unaudited)


                                                                                 Nine months ended
                                                                            February 28,   February 29,
                                                                                   2001            2000
                                                                            ------------   ------------

Subscription revenues                                                      $       --      $     41,323
                                                                           ------------    ------------
       Total revenues                                                              --            41,323


Cost of subscription revenue                                                       --           421,404
Marketing, sales, and support                                                      --           843,210
General and administrative expenses                                             238,202       1,394,175
Research and development                                                           --           271,888
                                                                           ------------    ------------
       Total costs and expenses                                                 238,202       2,930,677

Operating loss                                                                 (238,202)     (2,889,354)

Other income (expense):
      Interest income                                                              --            53,941
      Gain on sale of investments, net                                             --           669,670
      Other expense, net                                                           --              (821)
      Share of loss in B2Bgalaxy.com                                         (3,897,671)           --
                                                                           ------------    ------------

Loss from continuing operations before minority interest                     (4,135,873)     (2,166,564)

Minority interest in subsidiary, net                                               --          (665,787)

                                                                           ------------    ------------

Loss from continuing operations                                              (4,135,873)     (2,832,351)

Discontinued operations:
   Loss from operations of discontinued operations                             (915,567)     (2,348,161)
   Loss on disposal of discontinued operations                                 (921,153)           --
                                                                           ------------    ------------
       Total loss from discontinued operations                               (1,836,720)     (2,348,161)
Net loss                                                                     (5,972,593)     (5,180,512)

Preferred stock dividends and preferences                                          --            (6,750)

                                                                           ------------    ------------
Net loss attributable to common stockholders                               $ (5,972,593)   $ (5,187,262)
                                                                           ============    ============

Loss per share information:
Basic and diluted loss per share from continuing operations                $      (0.17)   $      (0.17)
Basic and diluted loss per share from discontinued operations                     (0.07)          (0.14)
                                                                           ------------    ------------
Basic and diluted net loss per share attributable to common stockholders   $      (0.24)   $      (0.31)
                                                                           ============    ============

Weighted average shares of common stock used to compute loss per share
information                                                                  25,108,326      16,631,522

See notes to condensed consolidated financial statements.

CORNERSTONE INTERNET SOLUTIONS COMPANY
 Condensed Consolidated Statement of Cash Flows
 (unaudited)



                                                                                    Nine Months Ended
                                                                              February 28,     February 29,
                                                                                   2001                2000
                                                                              ------------     ------------
Cash flows from operating activities:
Net loss                                                                      $ (5,972,593)   $ (5,180,512)
Loss from discontinued operations                                                1,836,720       2,348,161
                                                                              ------------    ------------
Loss from continuing operations                                                 (4,135,873)     (2,832,351)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    --           188,587
     Share of loss in B2Bgalaxy.com                                              3,897,671            --
     Minority interest in net loss of subsidiary, net                                 --           665,787
     Non-cash consulting expense                                                      --           138,389
     Net gain on sale of investment                                                   --          (669,670)
Changes in assets and liabilities:
     Accounts receivable                                                              --          (114,271)
     Other receivables                                                                --           (25,920)
     Advances to B2Bgalaxy.com                                                   1,446,422            --
     Advances from B2Bgalaxy.com                                                   123,481            --
     Prepaid expenses and other current assets                                      26,878         (80,288)
     Other assets                                                                 (157,339)         60,499
     Accounts payable                                                              (11,956)        250,085
     Accrued expenses and accrued payroll and related expenses                     (96,855)        132,223
     Deferred revenue                                                              143,724            --
     Other                                                                            --            31,111
                                                                               ------------   ------------
           Net cash provided by (used in) continuing operations                  1,236,153      (2,255,819)
           Net cash used in discontinued operations                             (1,321,021)     (2,780,679)
                                                                               ------------   ------------

           Net cash used in operating activities                                   (84,868)     (5,036,498)

Cash flows from investing activities:
     Purchases of property and equipment                                              --          (895,908)
     Proceeds from sale of investments                                                --           728,750
                                                                               ------------   ------------
            Net cash used in investing activities                                     --          (167,158)
                                                                               ------------   ------------

Cash flows from financing activities:
     Net proceeds from sale of subsidiary's common stock                              --        14,040,112
     Proceeds from exercise of stock options                                          --         3,661,993
     Principal payments of long-term debt                                             --           (78,852)
                                                                               ------------   ------------
            Net cash provided by financing activities                                 --        17,623,253
                                                                               ------------   ------------
            Net (decrease) increase in cash and cash equivalents                   (84,868)     12,419,597
Cash and cash equivalents:
      Beginning of period                                                           94,712       2,939,596
                                                                               ------------   ------------
      End of period                                                           $      9,844    $ 15,359,193
                                                                               ===========    ============

See notes to condensed consolidated financial statements.

                     CORNERSTONE INTERNET SOLUTIONS COMPANY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

      General

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and in the opinion of management contain all adjustments necessary to present fairly the financial position of Cornerstone Internet Solutions Company (the "Company") as of February 28, 2001 and the results of its operations and its cash flows for the three and nine months ended February 28, 2001 and February 29, 2000, respectively. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000. The results for the nine months ended February 28, 2001 are not necessarily indicative of the results to be obtained for the full year.

2.    Business and Liquidity

      The Company is a provider of comprehensive business-to-business e-commerce services and solutions. The Company's address is 500 Lanidex Plaza, Third Floor, Parsippany, New Jersey 07054 and its Internet address is www.crstone.com.

      The Company owns financial interests in two companies, Enteractive Network Solutions Inc. ("Enteractive") and B2Bgalaxy.com ("B2B"). Enteractive is a wholly-owned subsidiary of the Company, and formerly an independent affiliate of marchFIRST Corporation, the successor of USWEB Corporation ("USWeb"). Enteractive ceased operations on November 1, 2000 and ended its relationship with MarchFIRST. This is further described in Note 6 below. B2B is 37.8% owned by the Company and is accounted for as an equity method investment (See Note 4).

      B2B was established in February 1999 to leverage the Company's expertise in business consulting, Internet technology and e-commerce in the creation of industry-specific business-to-business public marketplaces. The marketplaces link buyers and sellers with a focus on improving profitability. B2B targets industries where small to medium size businesses and local or regional distribution are dominant and where cost of goods sold is significant. The goal of each marketplace is the enhancement of the earnings of its members through cost savings on essential supplies. In May 1999, B2B launched FOODgalaxy.com, the first portal, which was designed to lower the cost of food and supplies for restaurants and other food service providers through increased price competition. In March 2000, B2B agreed to license its e-commerce solution to PetAssure, Inc. to create VETgalaxy.com, an online marketplace targeting the veterinary service industry. Under this agreement, B2B functions as an operational and support partner for the new company. In July 2000, Telefonica B2B agreed to license B2B's software to create e-commerce marketplaces for the foodservice industry in Latin America, Spain and Portugal. The relationship could be extended to other industries with similar purchasing needs and behaviors. In January 2001, B2B began to market its software directly to small and medium-sized businesses interested in developing private exchanges or creating web-based public marketplaces.

      The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's continuing losses could impact the Company's ability to meet its obligations as they become due. The accumulated deficit as of February 28, 2001 was $48,592,228 and the net loss for the nine months ended February 28, 2001 was $5,972,593. The Company is considering various business alternatives, which may include merger, acquisition, joint ventures or liquidation. It is uncertain which, if any, alternative the Company will pursue.

      The Company's ability to raise capital at this point is significantly dependent upon the valuation of its investment in B2B. The Company currently has no agreements, commitments, or understandings with respect to additional funding. Any funds raised may not be sufficient to meet the Company's longer-term cash requirements. In addition, there can be no assurance that the Company will be able to obtain additional financing. The Company should be able to continue in business as long as its investment in B2B can be sold or used as collateral. Currently, the Company's only source of cash is advances from B2B. In addition, there can be no assurances that B2B will be able to obtain additional funding to fund its own operations and the operations of the Company. Management believes that based on B2B funds on hand at February 28, 2001 and anticipated revenues, B2B operations can continue at least through July 2001.

      On February 21, 2001, the Company was advised by the Nasdaq Listing Qualifications Panel ("the Panel") that the Company's Common Stock would be delisted from the Nasdaq SmallCap Market because the Panel lacked confidence that the Company could sustain compliance with the Nasdaq SmallCap Market listing requirements. The Company is awaiting a determination by the NASD as to whether the Company's Common Stock can trade on the OTC Bulletin Board System or remain on the "Pink Sheets" where it is currently trading. The Company's Common Stock continues to trade on the Boston Stock Exchange. However, the Company's Common Stock could be considered a penny stock and be subject to various regulations which could have an adverse effect on the trading market for and market price of the Company's Common Stock.

3.    B2Bgalaxy.com Transactions

      In fiscal 1999, B2B received from a third party $37,064 of fixed assets in exchange for 20.6% of its common shares outstanding, which resulted in an increase in the Company's paid-in-capital of $27,369. In addition, on April 30, 1999, B2B sold 2,400 shares of convertible preferred stock ("Preferred Stock") for net proceeds of $2,122,957. In accordance with the terms of the Preferred Stock, all of the Preferred Stock was converted into an aggregate of 4,000,800 shares of B2B Common Stock.

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

      As a result of the above transactions, at February 28, 2001, the Company owned 37.8% of B2B's Common Stock.

4.    Use of Equity Method of Accounting for B2B

      The Company reflected B2B as a consolidated subsidiary in its previously filed financial statements through August 31, 2000. However, as described in Note 3, on February 29, 2000, B2B completed a private placement of common stock, which reduced the Company's voting interest in B2B below 50%. As the Company no longer had a controlling financial interest in B2B, the Company should have presented the investment in B2B using the equity method of accounting as of and for periods after February 29, 2000. In the accompanying financial information, the investment in B2B has been reflected using the equity method of accounting from February 29, 2000. The accompanying condensed consolidated balance sheet as of February 28, 2001 reflects the Company's interest in B2B using the equity method of accounting. The consolidated balance sheet as of May 31, 2000 has been adjusted to reflect the investment in B2B on an equity basis from February 29, 2000 forward. For the three months and nine months ended February 28, 2001, the Company has recognized its proportionate share of B2B's net losses on the equity method, based on its ownership in B2B for each period, in other income (expense). From June 1 to September 30, 2000, the Company's ownership of B2B was 48.7%. As described in Note 3, on September 30, 2000, 4,000,800 shares of Common Stock of B2B were issued upon conversion of the B2B Preferred Stock. This transaction reduced the Company's economic ownership of B2B from 48.7% to 37.8%. From October 1, 2000 to February 28, 2001, the Company's ownership was 37.8%. For the three months and nine months ended February 29, 2000, the operations of B2B are presented on a consolidated basis as previously reported.

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

      Summarized balance sheet data as of May 31, 2000 as originally reported and as restated is as follows:

      ($ in thousands)                     Originally Reported      As Restated
      ----------------                     -------------------      -----------

      Cash and cash equivalents                   12,222                 95
      Current assets                              13,111              1,644
      Total assets                                15,621              7,477

      Current and total liabilities                2,194                236
      Minority interest                            6,480                 -
      Stockholders' equity                         6,947              7,241

      Deferred charges of $293,872 were included in stockholders' equity as originally reported in error and has been corrected in the restated amounts.

      Summarized financial data for B2B as of and for the three months and nine months ended February 28, 2001 is as follows:

                                      Three months ended     Nine months ended
      ($ in thousands)                 February 28, 2001     February 28, 2001
      ---------------                  -----------------     -----------------
      Statement of operations data:
      Revenues                                370                   838
      Operating loss                        2,878                 8,847
      Net loss                              2,430                 8,590

      Balance sheet data:              February 28, 2001        May 31, 2000
                                       -----------------        ------------
      Cash and cash equivalents             1,284                12,127
      Total assets                          3,573                14,037
      Shareholders' equity                  2,980                11,411


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

6.    Discontinuance of the Internet Business Solutions Segment

      On September 25, 2000, the Company announced its plan to close its Internet Business Solutions segment. In accordance with such plan, the Company immediately reduced the workforce of the unit by 57% on September 25, 2000. The Company closed and disposed of the business by November 1, 2000 by selling the remaining assets of the segment. As of February 28, 2001, the Company had two full time employees, the Chairman of the Board and the Chief Financial Officer, who devote substantially all of their time to the B2B operations. They perform similar functions as necessary for the Company. B2B staff perform administrative functions for the Company. The costs of these services are borne by the Company. The Company is considering various business alternatives, which may include merger, acquisition, joint ventures or liquidation. It is uncertain which, if any, alternative the Company will pursue.

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

      Management of the Company estimated costs that it would incur as part of the discontinuance and disposal of the Internet Business Solutions segment. At August 31, 2000, the Company recorded the estimated loss of discontinuing this operation and disposing of the related assets. The estimate consisted primarily of severance costs for employees who have been terminated, lease cancellation payments, and the estimated loss on the sale of the segment's remaining assets. These amounts have been included in the loss on disposal of discontinued operations in the accompanying condensed consolidated statement of operations. There were no changes in the estimates made for the discontinuance of the Internet Business Solutions segment during the quarter ended February 28, 2001.

7.    Convertible Preferred Stock Class C

      As of February 28, 2001, there were 20 shares of Class C Preferred Stock outstanding, which, as of such date, are convertible into an aggregate of 20,205 shares of Common Stock. Each share of Class C Preferred is convertible into the whole number of shares of common stock equal to the aggregate stated value of the Class C Preferred Stock to be converted divided by the lesser of (i) $2.00 or (ii) 50% of the average closing price for the common stock for the last ten trading days in the fiscal quarter of the Company prior to such conversion. The Company has the option to redeem all, or any portion of on a pro rata basis, the Class C Preferred at any time upon 30 days prior written notice, at a redemption price equal to 110% of the stated value.

      The conversion rate of the Class C Preferred (when calculated on the basis of dividing the stated value by $2.00 only) will be subject to adjustments to protect against dilution in the event of stock dividends, stock splits, and certain other events. In July 1999, 500 shares of Class C Preferred were converted into 505,132 shares of common stock. Dividends amounted to $6,750 for the nine months ended February 29, 2000. In July 1999, 40,213 shares of common stock were issued in full payment of the preferred stock dividends.

8.    Gain on sale of investments
      In the second quarter of fiscal 2000, the Company exercised USWeb warrants and sold the underlying USWeb stock, resulting in a gain of $728,750. In the third quarter of fiscal 2000, the Company recognized a loss of $59,080 on an investment in NYDelivery, a privately held internet-based food delivery company.

9.    Non-Cash Consulting Expense
      On October 28, 1999, options to purchase 400,000 shares of Common Stock were granted to consultants with an exercise price of $2.69 per share. The total cost computed under the Black Scholes method was an aggregate of $452,000, which was recorded as a deferred charge expensed and over the six-month vesting period. During the quarter ended February 29, 2000, the Company recorded approximately $225,000 of stock compensation, which has been included in loss from operations of discontinued operations.

      In the nine months ended February 29, 2000, options to purchase 165,500 shares of B2B Common Stock were granted to certain providers of outside services who agreed to accept compensation in stock options. The exercise prices range from $.60 to $2.00, and the total cost computed under the Black Scholes method was an aggregate of $273,902, which was recorded as a deferred charge and expensed over the shorter of the vesting period or the period of service. During the quarter ended February 29, 2000, the Company recorded approximately $138,000 of stock compensation, which has been included in general and administrative expenses.

10.   Comprehensive Loss
      The amounts related to investments reported in net loss and other comprehensive loss for the nine months ended February 28, 2001 are comprised of a holding loss arising during the period, net of taxes, of $75,568. The comprehensive loss for the three and nine months ended
      February 28, 2001 was $980,085 and $6,048,161, respectively. The comprehensive loss for the three and nine months ended February 29, 2000 was $3,227,331 and $5,387,404, respectively.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations The discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of Cornerstone Internet Solutions Company and Notes to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-QSB.

Results of Operations
General
-------
On September 25, 2000, the Company announced its plan to close its Internet Business Solutions segment. In accordance with such plan, the Company immediately reduced the workforce of the unit by 57% on September 25, 2000. The Company closed and disposed of the business by November 1, 2000 by selling the remaining assets of the segment. As of February 28, 2001, the Company had two full time employees, the Chairman of the Board and the Chief Financial Officer, who devote substantially all of their time to the B2B operations. They perform similar functions as necessary for the Company. B2B staff perform administrative functions for the

Company. The costs of these services are borne by the Company. The Company is considering various business alternatives, which may include merger, acquisition, joint ventures or liquidation. It is uncertain which, if any, alternative the Company will pursue.

As a result of discontinuing the Internet Business Solutions segment, the Company has no operations. It owns 37.8% of the common stock of B2Bgalaxy.com and through shareholder agreements votes 47.6% of B2Bgalaxy.com's common stock.

The Company reflected B2B as a consolidated subsidiary in its previously filed financial statements through August 31, 2000. However, as described in Note 3, on February 29, 2000, B2B completed a private placement of common stock, which reduced the Company's voting interest in B2B below 50%. As the Company no longer had a controlling financial interest in B2B, the Company should have presented the investment in B2B using the equity method of accounting as of and for periods after February 29, 2000. In the accompanying financial information, the investment in B2B has been reflected using the equity method of accounting from February 29, 2000. The accompanying condensed consolidated balance sheet as of February 28, 2001 reflects the Company's interest in B2B using the equity method of accounting. The consolidated balance sheet as of May 31, 2000 has been adjusted to reflect the investment in B2B on an equity basis from February 29, 2000 forward. For the nine months ended February 28, 2001, the Company has recognized its proportionate share of B2B's net losses on the equity method, based on its ownership in B2B for each period, in other income (expense). From June 1 to September 30, 2000, the Company's ownership of B2B was 48.7%. As described in Note 3, on September 30, 2000, 4,000,800 shares of Common Stock of B2B were issued upon conversion of the B2B Preferred Stock. This transaction reduced the Company's economic ownership of B2B from 48.7% to 37.8%. From October 1, 2000 to February 28, 2001, the Company's ownership was 37.8%. For the nine months ended February 29, 2000, the operations of B2B are presented on a consolidated basis as previously reported.

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

Three Months Ended February 28, 2001 and February 29, 2000
General and administrative expenses - General and administrative expenses were $62,211 and $479,649 in the three months ended February 28, 2001and February 29, 2000, respectively. The prior year expenses reflect those of B2B as well as those of the Internet Business Solutions segment operations, while current year expenses reflect only those minimal expenses required to maintain the Company's corporate administrative functions.

Share of loss in B2Bgalaxy.com
The Company's share of loss in B2B for the three months ended February 28, 2001 was $917,874. From October 1, 2000, the Company's share of the loss fell from 48.7% to 37.8% as a result of the conversion of B2B's preferred stock into 4,000,800 shares of B2B common stock.

Discontinued operations
There was no loss from operations of the discontinued Internet Business Solutions segment during the three months ended February 28, 2001. The losses from operations of the discontinued Internet Business Solutions segment for the three months ended February 29, 2000, were $1,445,274.

Nine Months Ended February 28, 2001 and February 29, 2000
Gain on sale of investments
---------------------------
During fiscal 2000, the Company exercised USWeb warrants and sold the USWeb stock, resulting in a gain of $728,750. Also during fiscal 2000, the Company recognized a loss of $59,080 on its investment in NYDelivery.

Share of loss in B2Bgalaxy.com
------------------------------
The Company's share of loss in B2B for the nine months ended February 28, 2001 was $3,897,671. From October 1, 2000, the Company's share of the loss fell from 48.7% to 37.8% as a result of the conversion of B2B's preferred stock into 4,000,800 shares of B2B common stock.

Discontinued operations
-----------------------
The loss from operations of the discontinued Internet Business Solutions segment for the nine months ended February 28, 2001 and February 29, 2000 was $915,567 and $2,348,161, respectively.

The estimated loss on disposal of the Internet Business Solutions segment of $921,153 was recorded at August 31, 2000. There was no change in the estimate in the three months ended February 28, 2001.


Liquidity and Capital Resources

The Company's ability to raise capital at this point is significantly dependent upon the valuation of its investment in B2B. The Company currently has no agreements, commitments, or understandings with respect to additional funding. Any funds raised may not be sufficient to meet the Company's longer-term cash requirements. In addition, there can be no assurance that the Company will be able to obtain additional financing. The Company should be able to continue in business as long as its investment in B2Bgalaxy.com can be sold or used as collateral. Currently, the Company's only source of cash is advances from B2B. In addition, there can be no assurances that B2B will be able to obtain additional funding to fund its own operations and the operations of the Company. Management believes that based on B2B funds on hand at February 28, 2001 and anticipated revenues, B2B operations can continue at least through June 2001.

      On February 21, 2001, the Company was advised by the Nasdaq Listing Qualifications Panel ("the Panel") that the Company's Common Stock would be delisted from the Nasdaq SmallCap Market because the Panel lacked confidence that the Company could sustain compliance with the Nasdaq SmallCap Market listing requirements. The Company is awaiting a determination by the NASD as to whether the Company's Common Stock can trade on the OTC Bulletin Board System or remain on the "Pink Sheets" where it is currently trading. The Company's Common Stock continues to trade on the Boston Stock Exchange. However, the Company's Common Stock could be considered a penny stock and be subject to various regulations which could have an adverse effect on the trading market for and market price of the Company's Common Stock.

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

Forward looking statements
This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its business, the success of its B2Bgalaxy.com investment, as well as the risk factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved.

Inflation
The past and expected future impact of inflation on the financial statements is not significant.

Item 1.     Legal Proceedings

None

Item 2.     Change in Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submissions of Matters to a Vote of Security Holders

None

Item 5.     Other Information

On February 21, 2001, the Company was advised by the Nasdaq Listing Qualifications Panel ("the Panel") that the Company's Common Stock would be delisted from the Nasdaq SmallCap Market because the Panel lacked confidence that the Company could sustain compliance with the Nasdaq SmallCap Market listing requirements. The Company is awaiting a determination by the NASD as to whether the Company's Common Stock will trade on the OTC Bulletin Board System or remain on the "Pink Sheets" where it is currently trading. The Company's Common Stock continues to trade on the Boston Stock Exchange. However, the Company's Common Stock could be considered a penny stock and be subject to various regulations which could have an adverse effect on the trading market for and market price of the Company's Common Stock.

Item 6.     Exhibits and Reports on Form 8-K

            A Form 8-K was filed on January 31, 2001 relating to the Company's intention to amend previously filed financial statements which reflected B2Bgalaxy.com as a consolidated subsidiary. The Company plans to amend its financial statements included in its Form 10-KSB for the fiscal year ended May 31, 2000 and Form 10-QSB for the quarterly periods ended February 29 and August 31, 2000 to reflect its investment in B2B using the equity method of accounting from February 29, 2000. The Company does not anticipate there will be any changes to the Company's stockholders' equity, net loss or related per share amounts as a result of the revisions to the financial statements to apply the equity method of accounting for the Company's investment in B2B.

            SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CORNERSTONE INTERNET SOLUTIONS COMPANY
                                -----------------
                                (Registrant)

                                /s/ Ken Gruber
Date: April 16, 2001            ------------------------------
                                Ken Gruber
                                Executive Vice President
                                And Chief Financial and Accounting Officer